Form 10-Q
period 1995-03-31
CIS CAPITAL EQUIPMENT FUND LTD 2
filed 1995-06-15
CIK 807060

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                          March 31, 1995


Commission File Number                        0-16763

    CIS Capital Equipment Fund, Ltd. 2, a California Limited Partnership
            (Exact name of Registrant as specified in its charter)

      California                                                59-2737253
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

    880 Carillon Parkway, St. Petersburg, Florida               33716
 (Address of principal executive offices)                      (Zip Code)


Registrant's Telephone Number, Including Area Code       (813) 573-3800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES     X        NO


                                                            Number of Units at
    Title of Each Class                                       March 31, 1995

Units of Limited Partnership
Interest:  $500 per unit                                          60,000


                      DOCUMENTS INCORPORATED BY REFERENCE

                Parts I and II, 1994 Form 10-K, filed with the
             Securities and Exchange Commission on March 29, 1995
              Parts III and IV - Form S-1 Registration Statement
                  and all amendments and supplements thereto
                               File No. 33-10604






                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP


                                     INDEX

                                                                        Page
                                                                       Number

Part I.  Financial Information

 Item 1.  Financial Statements

 Balance Sheets -
   As of March 31, 1995, and December 31, 1994                            4


 Statements of Operations -
   For the Three Months Ended March 31, 1995 and 1994                     5


 Statements of Cash Flows -
   For the Three Months Ended March 31, 1995 and 1994                     6


 Notes to Financial Statements                                           7-8


 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                               10

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                                  March 31,     December 31,
                                                    1995            1994
                                                 (Unaudited)      (Audited)
      ASSETS

Rental Equipment, at Cost                       $  10,076,053  $  15,890,630
  Less:  Accumulated Depreciation                  (8,478,340)   (12,448,352)
                                                    1,597,713      3,442,278

Net Investment in Sales-Type Lease                    186,703        197,328
Deferred Debt Cost (Net of Accumulated
  Amortization of $34,778 and $34,113,
  Respectively)                                             0            665
Prepaid Expenses                                            0            482
Rent Receivable                                        34,843         55,575
Cash and Cash Equivalents                          10,422,507      4,868,272

      Total Assets                              $  12,241,766  $   8,564,600

      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                              $         722  $      88,013
  Payable to General Partner                           21,323         38,889
  Unearned Revenue                                          0        106,128

      Total Liabilities                                22,045        233,030

Partners' Equity:
  Limited Partners (60,000 units outstanding
    at March 31, 1995, and December 31, 1994)      12,123,939      8,305,660
  General Partner                                      95,782         25,910

      Total Partners' Equity                       12,219,721      8,331,570

      Total Liabilities and Partners' Equity    $  12,241,766  $   8,564,600




                  The accompanying notes are an integral part
                        of these financial statements.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                     FOR THE THREE MONTHS ENDED MARCH 31,


                                                        1995          1994

Revenues:

  Rental Income                                     $   825,012   $   556,582
  Interest Income                                        54,371        34,747
  Gain on Sale of Equipment                           6,383,606             0

      Total Revenues                                  7,262,989       591,329

Operating Expenses:

  Interest Expense                                            0        14,544
  Management Fees - General Partner                      38,337        35,638
  General and Administrative - Affiliate                  7,497         5,467
                             - Other                     52,369         8,624
  Depreciation and Amortization                         177,635       231,567
  Loss on Sale of Equipment                                   0        18,585

      Total Operating Expenses                          275,838       314,425

Net Income                                          $ 6,987,151   $   276,904

Allocation of Net Income -
  Limited Partners                                  $ 6,917,279   $   274,135
  General Partner                                        69,872         2,769

                                                    $ 6,987,151   $   276,904

Net Income (Loss) Per $500 Limited
  Partnership Unit                                  $    115.29   $      4.57

Number of Limited Partnership Units                      60,000        60,000






                  The accompanying notes are an integral part
                        of these financial statements.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                      1995          1994
Cash Flows from Operating Activities:
  Net Income                                      $  6,987,151  $    276,904
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      (Gain) Loss on Sale of Equipment              (6,383,606)       18,585
      Depreciation and Amortization                    177,635       231,567
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Rental Equipment
          Held for Sale                                      0        74,605
        (Increase) Decrease in Rent Receivable          20,732         9,693
        (Increase) Decrease in Interest Receivable           0        (9,043)
        (Increase) Decrease in Prepaid Expenses            482           274
        Increase (Decrease) in Accounts Payable        (87,291)         (923)
        Increase (Decrease) in Payable to
          General Partner                              (17,566)      (28,069)
        Increase (Decrease) in Unearned Revenue       (106,128)            0
            Net Cash Provided by Operating
              Activities                               591,409       573,593

Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment                    8,051,201        47,500
  Decrease in Net Investment in Sales-Type Lease        10,625         7,753
            Net Cash Provided by Investing
              Activities                             8,061,826        55,253

Cash Flows from Financing Activities:
  Payment of Notes Payable                                   0      (117,607)
  Distributions to Limited Partners                 (3,099,000)     (633,000)
            Net Cash (Used in) Financing
              Activities                            (3,099,000)     (750,607)

Increase (Decrease) in Cash                          5,554,235      (121,761)

Cash and Cash Equivalents at Beginning of Period     4,868,272     2,384,031

Cash and Cash Equivalents at End of Period        $ 10,422,507   $ 2,262,270

Supplemental Cash Flow Information:
  Interest Paid                                   $          0   $    14,544

                  The accompanying notes are an integral part
                        of these financial statements.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                March 31, 1995

NOTE 1 - BASIS OF PREPARATION

     The unaudited financial statements for CIS Capital Equipment Fund, Ltd. 2 (the "Partnership") presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.


NOTE 2 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and commercial paper. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $10,422,507 at March 31, 1995, represents cash of $22,477, money market mutual funds of $365,331, and cost plus accreted interest income on commercial paper of $10,034,699. At March 31, 1995, the estimated market value of the commercial paper was $10,034,699, resulting in no unrealized gain or loss.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNER AND AFFILIATES

     The General Partner and its affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended March 31, 1995:

            Equipment Management Fees                    $15,837
            Incentive Management Fees                     22,500
            General and Administrative Costs               7,497


NOTE 4 - OTHER EVENTS

     As all of the Partnership's leases expire during 1995 and 1996, the Partnership is winding down its operations.

NOTE 5 - SUBSEQUENT EVENTS

     On April 30, 1995, the Partnership paid a distribution to Limited Partners of $8,730,000 for the quarter ended March 31, 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations

     Rental income increased from $556,582 for the three months ended March 31, 1994, to $825,012 for the three months ended March 31, 1995. This increase resulted from early termination proceeds of $364,000 being paid during 1995 less $89,000 of rental income earned in 1994 for a lease for which the equipment was sold during the intervening period. Interest income increased for the three months ended March 31, 1995, as compared to the three months ended March 31, 1994, because the Partnership had more cash available for investment and received a higher rate of return on investments.

     Interest expense decreased from $114,524 for the three months ended March 31, 1994, to $0 for the three months ended March 31, 1995. This decrease resulted from all debt being retired prior to the 1995 quarter. Equipment management fees increased due to higher rental income. Depreciation expense decreased for the three months ended March 31, 1995 versus 1994 because the Partnership had a lower depreciable basis of equipment in 1995.

     During the three months ended March 31, 1995, equipment with an original cost of $5,814,577 was sold for $8,051,201 and provided $6,383,606 of gain.

     The net effect of the above revenue and expense items resulted in a net income of $6,987,151 for the three months ended March 31, 1995, compared to a net income of $276,904 for the three months ended March 31, 1994.

     Liquidity and Capital Resources

     The primary sources of funds for the three months ended March 31, 1995, were leasing revenues and sales proceeds, which were used to pay operating expenses and make cash distributions. As of March 31, 1995, the Partnership owned capital equipment with an original cost of $10,076,053. The equipment portfolio was comprised of leases classified as operating, full-payout, and sales-type leases.

     Actual cash distributions for the three month periods ended March 31, 1995 and 1994 were $3,099,000 and $633,000, respectively.

     The Partnership anticipates that Cash and Cash Equivalents as of December 31, 1994, and funds from operations will be adequate to cover all 1995 operating contingencies.

     As all of the Partnership's leases expire during 1995 and 1996, the Partnership is winding down its operations.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits - none.

b) Reports on Form 8-K - no reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CIS Capital Equipment Fund, Ltd. 2,
                                    a California Limited Partnership

                                  RJ Leasing, Inc.
                                    A General Partner of
                                    CIS Investors Partnership,
                                    the General Partner



Date:                             By: J. Davenport Mosby, III
                                      J. Davenport Mosby, III
                                      President



Date:                             By: Barbara J. Lotz
                                      Barbara J. Lotz
                                      Secretary and Treasurer