Form 10-Q
period 1995-06-30
CIS CAPITAL EQUIPMENT FUND LTD 2
filed 1995-08-10
CIK 807060

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                           June 30, 1995

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


                         YES     X        NO


                                                            Number of Units at
    Title of Each Class                                        June 30, 1995

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


                                     INDEX

                                                                        Page
                                                                       Number

Part I.  Financial Information

 Item 1.  Financial Statements

   Balance Sheets -
     As of June 30, 1995, and December 31, 1994                           3


   Statements of Operations -
     For the Six Months Ended June 30, 1995, and 1994                     4

     For the Three Months Ended June 30, 1995, and 1994                   5


   Statements of Cash Flows -
     For the Six Months Ended June 30, 1995, and 1994                     6


   Notes to Financial Statements                                        7-8


 Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         9-10


Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K                               11

                    CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                                June 30,        December 31,
                                                  1995              1994
        ASSETS                                (Unaudited)         (Audited)

Rental Equipment, at Cost                    $  10,076,053     $  15,890,630
  Less:  Accumulated Depreciation               (8,574,621)      (12,448,352)

                                                 1,501,432         3,442,278

Net Investment in Sales-Type Lease                 175,126           197,328
Deferred Debt Cost (Net of Accumulated
  Amortization of $34,777 and $34,112,
  Respectively)                                          0               665
Prepaid Expenses                                       350               482
Rent Receivable                                     63,670            55,575
Cash and Cash Equivalents                        1,855,566         4,868,272

      Total Assets                           $   3,596,144     $   8,564,600

      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                           $         722     $      88,013
  Payable to General Partner                         9,448            38,889
  Unearned Revenue                                       0           106,128

      Total Liabilities                             10,170           233,030

Partners' Equity:
  Limited Partners (60,000 units outstanding
    at June 30, 1995, and December 31, 1994)     3,489,230         8,305,660
  General Partner                                   96,744            25,910

      Total Partners' Equity                     3,585,974         8,331,570

      Total Liabilities and Partners' Equity $   3,596,144     $   8,564,600



                  The accompanying notes are an integral part
                        of these financial statements.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                       FOR THE SIX MONTHS ENDED JUNE 30,


                                                    1995             1994

Revenues:

  Rental Income                                 $  1,003,843     $  1,138,866
  Interest Income                                    139,338           73,114
  Gain on Sale of Equipment                        6,381,434                0

      Total Revenues                               7,524,615        1,211,980

Expenses:

  Interest Expense                                         0           25,470
  Management Fees - General Partner                   85,339           70,415
  General and Administrative - Affiliates             14,010           13,914
                             - Other                  67,947           27,643
  Depreciation and Amortization                      273,915          462,968
  Loss on Sale of Equipment                                0           22,148

      Total Operating Expenses                       441,211          622,558

Net Income                                      $  7,083,404     $    589,422

Allocation of Net Income -
  Limited Partners                              $  7,012,570     $    583,528
  General Partner                                     70,834            5,894

                                                $  7,083,404     $    589,422

Net Income Per $500 Limited Partnership Unit    $     116.88     $       9.73

Number of Limited Partnership Units                   60,000           60,000


                  The accompanying notes are an integral part
                        of these financial statements.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                      FOR THE THREE MONTHS ENDED JUNE 30,


                                                    1995             1994

Revenues:

  Rental Income                                 $    178,831     $    582,284
  Interest Income                                     84,967           38,368

      Total Revenues                                 263,798          620,652

Expenses:

  Interest Expense                                         0           10,926
  Management Fees - General Partner                   47,002           34,777
  General and Administrative - Affiliates              6,513            5,400
                             - Other                  15,578           22,064
  Depreciation and Amortization                       96,280          231,402
  Loss on Sale of Equipment                            2,172            3,563

      Total Operating Expenses                       167,545          308,132

Net Income                                      $     96,253     $    312,520

Allocation of Net Income -
  Limited Partners                              $     95,290     $    309,395
  General Partner                                        963            3,125

                                                $     96,253     $    312,520

Net Income Per $500 Limited Partnership Unit    $       1.59     $       5.16

Number of Limited Partnership Units                   60,000           60,000



                  The accompanying notes are an integral part
                        of these financial statements.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                       1995            1994
Cash Flows from Operating Activities:
  Net Income                                       $  7,083,404    $    589,422
  Adjustments to Reconcile Net Income to
    Net Cash Provided by (Used in) Operating
    Activities:
      (Gain) Loss on Sale of Equipment               (6,381,434)         22,148
      Depreciation and Amortization                     273,915         462,968
      Accreted Interest Income on Investments in
        Securities                                            0          (7,233)
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Rental Equipment
          Held for Sale                                       0          74,605
        (Increase) Decrease in Prepaid Expenses             133             (88)
        (Increase) Decrease in Rent Receivable           (8,095)        (15,387)
        (Increase) Decrease in Interest Receivable            0           1,442
        Increase (Decrease) in Accounts Payable         (87,291)           (923)
        Increase (Decrease) in Payable to
          General Partner                               (29,441)        (16,422)
        Increase (Decrease) in Unearned Revenue        (106,128)              0
            Net Cash Provided by Operating
              Activities                                745,063       1,110,532

Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment                     8,049,029          55,000
  Decrease in Net Investment in Sales-Type Lease         22,202          16,202
  Purchase of Investment in Securities                        0        (741,936)
            Net Cash Provided by (Used in)
              Investing Activities                    8,071,231        (670,734)

Cash Flows from Financing Activities:
  Payment of Notes Payable                                    0        (227,632)
  Distributions to Limited Partners                 (11,829,000)     (1,128,000)
            Net Cash Provided by (Used in)
              Financing Activities                  (11,829,000)     (1,355,632)

Increase (Decrease) in Cash                          (3,012,706)       (915,834)

Cash and Cash Equivalents at Beginning of Period      4,868,272       2,384,031

Cash and Cash Equivalents at End of Period         $  1,855,566    $  1,468,197

Supplemental Cash Flow Information:
  Interest Paid                                    $          0    $     25,470




                     The accompanying notes are an integral part
                           of these financial statements.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1995

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


NOTE 2 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and commercial paper. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,855,566 at June 30, 1995, represents cash of $12,142, money market mutual funds of $547,685, and cost plus accreted interest income on commercial paper of $1,295,739. At June 30, 1995, the estimated market value of the commercial paper was $1,295,739, resulting in no unrealized gain or loss.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNER AND AFFILIATES

     The General Partner and its affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1995:

            Equipment Management Fees                    $29,089
            Incentive Management Fees                     56,250
            General and Administrative Costs              14,010


NOTE 4 - OTHER EVENTS

     As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                 June 30, 1995


NOTE 5 - SUBSEQUENT EVENTS

     On July 31, 1995, the Partnership paid a distribution to Limited Partners of $337,800 for the quarter ended June 30, 1995.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Rental income decreased from $582,284 for the three months ended June 30, 1994, to $178,831 for the three months ended June 30, 1995. This decrease occurred because equipment sold subsequent to June 30, 1994, provided no rental income in the three months ended June 30, 1995, as it had in the three months ended June 30, 1994, and equipment released during the intervening period provided less rental income in the current period than in last year's comparative period. Interest income increased for the three months ended
June 30, 1995, as compared to the three months ended June 30, 1994, because the Partnership had more cash available for investment and received a higher rate of return on investments.

     Interest expense decreased $10,926 from the three months ended June 30, 1994, compared to the three months ended June 30, 1995. This decrease resulted from all debt being retired prior to the 1995 quarter. Equipment management fees increased due to a larger distribution of cash from cash flow in the first month of this quarter because of an early termination payment last quarter. Depreciation expense decreased for the three months ended June 30, 1995, versus 1994 because the Partnership had a lower depreciable basis of equipment in 1995.

     During the three months ended June 30, 1995, additional expenses of $2,172 on previous sales were recognized, resulting in a loss on sale of equipment.

     The net effect of the above revenue and expense items resulted in a net income of $96,253 for the three months ended June 30, 1995, compared to a net income of $312,520 for the three months ended June 30, 1994.

     Rental income decreased from $1,138,866 for the six months ended June 30, 1994, to $1,003,843 for the six months ended June 30, 1995. A decrease of $498,822 occurred because equipment sold subsequent to June 30, 1994, provided no rental income in the six months ended June 30, 1995, as it had in the six months ended June 30, 1994, and equipment released during the intervening period provided less rental income in the current period than in last year's comparative period. This decrease was offset by $363,799 from early termination proceeds received during the six month ended June 30, 1995, resulting in a net decrease of $135,023 from last year's comparative period. Interest income increased for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994, because the Partnership had more cash available for investment and received a higher rate of return on investments.

     Interest expense decreased $25,470 from the six months ended June 30, 1994, to the six months ended June 30, 1995. This decrease resulted from all debt being retired prior to 1995. Equipment management fees increased due to a larger distribution of cash from cash flow in the six months ended June 30, 1995, because of an early termination payment. Depreciation expense decreased for the six months ended June 30, 1995 versus 1994 because the Partnership had a lower depreciable basis of equipment in 1995.

                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     Results of Operations (Continued)

     During the six months ended June 30, 1995, equipment with an original cost of $5,814,577 was sold for $8,049,029 and provided $6,381,434 of gain.

     The net effect of the above revenue and expense items resulted in a net income of $7,083,404 for the six months ended June 30, 1995, compared to a net income of $589,422 for the six months ended June 30, 1994.

     Liquidity and Capital Resources

     The primary sources of funds for the six months ended June 30, 1995, were leasing revenues and sales proceeds, which were used to pay operating expenses and make cash distributions. As of June 30, 1995, the Partnership owned capital equipment with an original cost of $10,076,053. The equipment portfolio was comprised of leases classified as operating, full-payout, and sales-type leases.

     Actual cash distributions for the six month periods ended June 30, 1995 and 1994, were $11,829,000 and $1,128,000, respectively.

     The Partnership anticipates that Cash and Cash Equivalents as of December 31, 1994, and funds from operations will be adequate to cover all 1995 operating contingencies.

     As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits - none.

b)   Reports on Form 8-K -

        Sale of Four Supply Vessels                   Date filed:  May 5, 1995

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

                                  CIS Capital Equipment Fund, Ltd. 2,
                                    a California Limited Partnership

                                  RJ Leasing, Inc.
                                    A General Partner of
                                    CIS Investors Partnership,
                                    the General Partner



Date:   August 10, 1995           By: J. Davenport Mosby, III
                                      J. Davenport Mosby, III
                                      Vice President



Date:   August 10, 1995           By: Barbara J. Lotz
                                      Barbara J. Lotz
                                      Secretary and Treasurer