Form 10-Q
period 1995-09-30
CIS CAPITAL EQUIPMENT FUND LTD 2
filed 1995-11-08
CIK 807060

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                      September 30, 1995

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


                         YES     X        NO


                                                          Number of Units at
    Title of Each Class                                   September 30, 1995

Units of Limited Partnership
Interest:  $500 per unit                                          60,000

                      DOCUMENTS INCORPORATED BY REFERENCE

                Parts I and II, 1994 Form 10-K, filed with the
              Securities and Exchange Commission on April 2, 1995
              Parts III and IV - Form S-1 Registration Statement
                  and all amendments and supplements thereto
                               File No. 33-10604





                      CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                       A CALIFORNIA LIMITED PARTNERSHIP

                                BALANCE SHEETS

                                              September 30,     December 31,
                                                   1995             1994
                                               (Unaudited)       (Audited)
      ASSETS

Rental Equipment, at Cost                     $  10,076,053    $  15,890,630
  Less:  Accumulated Depreciation                (8,670,902)     (12,448,352)

                                                  1,405,151        3,442,278

Net Investment in Sales-Type Lease                  222,756          197,328
Deferred Debt Cost (Net of Accumulated
  Amortization of $34,777 and $34,112,
  Respectively)                                           0              665
Prepaid Expenses                                        175              482
Rent Receivable                                      29,972           55,575
Cash and Cash Equivalents                         1,757,440        4,868,272

      Total Assets                            $   3,415,494    $   8,564,600

      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                            $         625    $      88,013
  Payable to General Partner                            870           38,889
  Unearned Revenue                                   72,247          106,128

      Total Liabilities                              73,742          233,030

Partners' Equity:
  Limited Partners (60,000 units outstanding
    at September 30, 1995, and
    December 31, 1994)                            2,598,144        8,305,660
  General Partner                                   743,608           25,910

      Total Partners' Equity                      3,341,752        8,331,570

      Total Liabilities and Partners' Equity  $   3,415,494    $   8,564,600



                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                                    1995            1994

Revenues:

  Rental Income                                 $  1,176,238    $  1,808,477
  Interest Income                                    178,361         114,704
  Gain on Sale of Equipment                        6,376,380               0
  Gain on Sale of Rental Equipment Held
    for Sale                                               0         742,865
  Other Income                                        26,835               0

      Total Revenues                               7,757,814       2,666,046

Expenses:

  Interest Expense                                         0          97,638
  Management Fees - General Partner                  110,184         105,644
  General and Administrative - Affiliates             22,674          24,798
                             - Other                  77,779         145,001
  Depreciation and Amortization                      370,196         694,041
  Loss on Sale of Equipment                                0          22,148

      Total Expenses                                 580,833       1,089,270

Net Income                                      $  7,176,981    $  1,576,776

Allocation of Net Income
  Limited Partners                              $  6,459,283    $  1,561,008
  General Partner                                    717,698          15,768

                                                $  7,176,981    $  1,576,776

Net Income Per $500 Limited
  Partnership Unit                              $     107.65    $      26.02

Number of Limited Partnership Units                   60,000          60,000



                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                    1995            1994

Revenues:

  Rental Income                                 $    172,395    $    669,611
  Interest Income                                     39,023          41,590
  Gain on Sale of Rental Equipment Held
    for Sale                                               0         742,865
  Other Income                                        26,835               0

      Total Revenues                                 238,253       1,454,066

Expenses:

  Interest Expense                                         0          72,168
  Management Fees - General Partner                   24,845          35,229
  General and Administrative - Affiliates              8,664          10,884
                             - Others                  9,832         117,358
  Depreciation and Amortization                       96,281         231,073
  Loss on Sale of Equipment                            5,054               0


      Total Operating Expenses                       144,676         466,712

Net Income                                      $     93,577    $    987,354

Allocation of Net Income
  Limited Partners                              $     92,641    $    977,480
  General Partner                                        936           9,874

                                                $     93,577    $    987,354

Net Income Per $500 Limited
  Partnership Unit                              $       1.54    $      16.29

Number of Limited Partnership Units                   60,000          60,000





                               STATEMENT OF CASH FLOWS
                                     (Unaudited)

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                       1995            1994
Cash Flows from Operating Activities:
  Net Income                                       $  7,176,981  $  1,576,776
  Adjustments to Reconcile Net Income (Loss) to
    Net Cash Provided by (Used in) Operating
    Activities:
      (Gain) Loss on Sale of Equipment               (6,376,380)       22,148
      Depreciation and Amortization                     370,196       694,041
      Changes in Operating Assets and Liabilities:
        (Increase) Decrease in Rental Equipment
          Held for Sale                                       0     2,341,123
        (Increase) Decrease in Prepaid Expenses             307           535
        (Increase) Decrease in Rent Receivable           25,603       (11,387)
        (Increase) Decrease in Interest Receivable            0         1,442
        Increase (Decrease) in Accounts Payable         (87,388)       17,118
        Increase (Decrease) in Interest Payable               0       (46,018)
        Increase (Decrease) in Payable to
          General Partner                               (38,019)      (40,369)
        Increase (Decrease) in Unearned Revenue         (33,881)            0
            Net Cash Provided by
              Operating Activities                    1,037,419     4,555,409

Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment                     8,043,977        55,000
  (Increase) Decrease in Net Investment in
    Sales-Type Lease                                    (25,428)       25,409
            Net Cash Provided by
              Investing Activities                    8,018,549        80,409

Cash Flows from Financing Activities:
  Payment of Notes Payable                                    0    (2,574,340)
  Distributions to Limited Partners                 (12,166,800)   (1,578,000)
            Net Cash Provided by (Used in)
              Financing Activities                  (12,166,800)   (4,152,340)

Increase (Decrease) in Cash                          (3,110,832)      483,478

Cash and Cash Equivalents at Beginning of Period      4,868,272     2,384,031

Cash and Cash Equivalents at End of Period        $   1,757,440  $  2,867,509

Supplemental Cash Flow Information:
  Interest Paid                                   $           0  $    143,656




                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                              September 30, 1995

NOTE 1 - BASIS OF PREPARATION

     The unaudited financial statements for CIS Capital Equipment Fund,
Ltd. 2, a California Limited Partnership (the "Partnership") presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.


NOTE 2 - CASH AND CASH EQUIVALENTS

     It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and commercial paper. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,757,440 at September 30, 1995, represents cash of $21,163, money market mutual funds of $422,483, and cost plus accreted interest income on commercial paper of $1,313,794. At September 30, 1995, the estimated market value of the commercial paper was $1,313,794, resulting in no unrealized gain or loss.


NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNER AND AFFILIATES

     The General Partner and its affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended September 30, 1995:

            Equipment Management Fees                   $ 37,044
            Incentive Management Fees                     73,140
            General and Administrative Costs              22,674


NOTE 4 - OTHER EVENTS

     As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.


NOTE 5 - SUBSEQUENT EVENTS

     On October 31, 1995, the Partnership paid a distribution to Limited Partners of $337,800 for the quarter ended September 30, 1995.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

     Rental income decreased from $669,611 for the three months ended
September 30, 1994, to $172,395 for the three months ended September 30, 1995. This decrease occurred because equipment sold subsequent to September 30, 1994, provided no rental income in the three months ended September 30, 1995, as it had in the three months ended September 30, 1994, and equipment released during the intervening period provided less rental income in the current period than in last year's comparative period. Interest income decreased for the three months ended September 30, 1995, as compared to the three months ended September 30, 1994, because the Partnership had less cash available for investment.

     Equipment management fees decreased due to lower rental income. Depreciation expense decreased for the three months ended September 30, 1995, versus 1994, because the Partnership had a lower depreciable basis of equipment in 1995.

     During the three months ended September 30, 1995, additional expenses of $5,054 from previous sales were recognized, resulting in a loss on sale of equipment.

     The net effect of the above revenue and expense items resulted in a net income of $93,578 for the three months ended September 30, 1995, compared to a net income of $987,354 for the three months ended September 30, 1994.

     Rental income decreased from $1,808,477 for the nine months ended September 30, 1994, to $1,176,238 for the nine months ended September 30, 1995. This decrease occurred because equipment sold subsequent to September 30, 1994, provided no rental income in the nine months ended September 30, 1995, as it had in the nine months ended September 30, 1994, and equipment released during the intervening period provided less rental income in the current period than in last year's comparative period. Interest income increased for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994, because the Partnership had a larger average balance of cash available for investment in 1995.

     Interest expense decreased $97,638 from the nine months ended
September 30, 1994, to the nine months ended September 30, 1995. This decrease resulted from all debt being retired prior to 1995. Equipment management fees increased due to a larger distribution of cash from cash flow in the nine months ended September 30, 1995, because of an early termination payment. Depreciation expense decreased for the nine months ended September 30, 1995 versus 1994 because the Partnership had a lower depreciable basis of equipment in 1995.

     During the nine months ended September 30, 1995, equipment with an original cost of $5,814,577 was sold for $8,043,977 and provided $6,376,380 of gain.

     The net effect of the above revenue and expense items resulted in a net income of $7,176,981 for the nine months ended September 30, 1995, compared to a net income of $1,576,778 for the nine months ended September 30, 1994.

     Liquidity and Capital Resources

     The primary sources of funds for the nine months ended September 30, 1995, were leasing revenues and sales proceeds, which were used to pay operating expenses and make cash distributions. As of September 30, 1995, the Partnership owned capital equipment with an original cost of $10,076,053. The equipment portfolio was comprised of leases classified as operating, full-payout, and sales-type leases.

     Actual cash distributions for the nine month periods ended September 30, 1995 and 1994, were $12,166,800 and $1,578,000, respectively.

     The Partnership anticipates that Cash and Cash Equivalents as of December 31, 1994, and funds from operations will be adequate to cover all 1995 operating contingencies.

     As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.




Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits - none.

b)   Reports on Form 8-K - None.

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

                                  CIS Capital Equipment Fund, Ltd. 2,
                                    a California Limited Partnership

                                  RJ Leasing, Inc.
                                    A General Partner of
                                    CIS Investors Partnership,
                                    the General Partner



Date: November 8, 1995                By:
                                      J. Davenport Mosby, III
                                      Vice President



Date: November 8, 1995                By:
                                      Barbara J. Lotz
                                      Secretary and Treasurer