Form 10-K
period 1995-12-31
CIS CAPITAL EQUIPMENT FUND LTD 2
filed 1996-05-07
CIK 807060

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549-1004

                             FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  60,000

                        Title of Each Class
               Units of Limited Partnership Interest
                           $500 per unit

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES     X        NO

Number of shared outstanding of each of Registrant's classes of securities:
                                                Number of Units at
   Title of Each Class                           December 31, 1995

Units of Limited Partnership
Interest:  $500 per unit                                60,000

                DOCUMENTS INCORPORATED BY REFERENCE

        Parts III and IV - Form S-1 Registration Statement
            and all amendments and supplements thereto
                         File No. 33-10604

                                        Exhibit Index:  Page 21-27
                              PART I
Item 1.     Business

General Development of Business -

      The Registrant is a limited partnership (the "Partnership") composed of CIS Investors Partnership (the "General Partner"), a Florida general partnership, as the General Partner and purchasers of partnership units as Limited Partners. The General Partner is comprised of CIS Equipment Management Corporation, a Delaware corporation, a wholly-owned subsidiary of CIS Corporation, which is itself a wholly-owned subsidiary of Continental Information Systems Corporation, a New York corporation, whose shares are listed on the NASDAQ and RJ Leasing, Inc., a Florida corporation which is wholly-owned by Raymond James Financial, Inc., a Florida corporation, whose shares are listed on the New York Stock Exchange. The Partnership was formed November 25, 1986, under the laws of California and commenced operations on July 1, 1987.

Financial Information about Industry Segments -

      The Registrant is engaged in only one segment, to acquire transportation, manufacturing, industrial and other capital equipment (the "Equipment") and lease the Equipment to third parties generally for lease terms of four to eight years.

Narrative Description of Business -

      The Partnership's business is to acquire and lease equipment, primarily through operating leases expected to generate income over the useful life of the Equipment, and to generate cash distributions to the Limited Partners from leasing revenues and proceeds from the sale or other disposition of the Equipment owned by the Partnership.

      The Registrant has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

      The equipment leasing industry is highly competitive and offers to users an alternative to the purchase of nearly every type of equipment. In initiating its leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers, and financial institutions including commercial banks and insurance companies. Many competitors will be larger than the Partnership and will have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor.
Item 2.     Properties


      The Registrant commenced operations in July 1987, and as of December 31, 1995, the original cost of Equipment owned by the Partnership was $10,076,053. As of December 31, 1995, Equipment primarily located within the United States was leased to four lessees during the year. Equipment owned by the Partnership at December 31, 1995, consists of steel manufacturing equipment, one McDonnell Douglas DC-9-32 aircraft, and other capital equipment. The lessees and the percentages of total equipment owned are as follows:

      Northwest Aircraft, Inc.                      75.0%
      Lucas Western Corporation                     10.8%
      Chrysler Motor Company                        10.1%
      Offlease Motor Company                         4.1%

                                                   100.0%


Item 3.     Legal Proceedings

      The Registrant is not a party to any material pending legal proceedings.


Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1995.


                              PART II

Item 5.     Market for the Registrant's Securities and Related
            Security Holder Matters

(a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

(b)   Approximate number of Equity Security Holders:

                                          Number of Record Holders
            Title of Each Class            as of December 31, 1995

Units of Limited Partnership Interest                  1930
General Partner Interest                                  1
Item 6.     Selected Financial Data

            1995       1994         1993       1992         1991

Total Revenues
       $7,934,924  $4,334,921  $4,736,695 $6,126,805  $7,715,207

Net Income (Loss)
        7,247,913   2,903,402     753,718    (41,692) (1,669,422)

Total Assets
        3,097,331   8,564,600  11,029,940 17,784,367  23,324,093

Notes Payable
                0           0   2,771,526  5,204,161   7,974,460

Distributions to Limited Partners Per Partnership Unit Outstanding
           208.41       44.70       82.75      35.00       48.78

Income (Loss) Per Limited Partnership Unit Outstanding
           119.59       47.91       12.44       (.69)     (27.55)

The selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report. This statement is not covered by the auditor's opinion included elsewhere in this report.

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Results of Operations

      Rental income decreased from $2,618,050 for the year ended December 31, 1994, to $1,348,633 for the year ended December 31, 1995. This decrease resulted primarily because equipment was sold during 1994 which provided no rental income in 1995 and because equipment was sold during 1995 which provided less rental income in 1995 than it did in 1994. The remaining decrease was attributable to equipment which was re-leased during 1994 providing less rental income in 1995 than it did in 1994.

      Equipment with a book value of $1,667,596 was sold for a gain of $6,376,380 during the year ended December 31, 1995. Interest income increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, because the Partnership had a larger average balance of cash available for investment in 1995.

      Interest expense decreased from $101,212 for the year ended December 31, 1994 to $0 for the year ended December 31, 1995. This decrease resulted from all debt being paid prior to December 31, 1994. Management fees decreased due to lower rental income.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Results of Operations (Continued)

      Depreciation expense decreased for the year ended December 31, 1995, versus 1994 because the Partnership had a lower depreciable basis of equipment in 1995.

      The net effect of the above revenue and expense items resulted in net income of $7,247,913 for the year ended December 31, 1995, compared to a net income of $2,903,402 for the year ended December 31, 1994.

      Liquidity and Capital Resources

      The primary sources of funds for the year ended December 31, 1995, were rental income and sale proceeds which were used to pay expenses and to make cash distributions. As of December 31, 1995, the Partnership owned $10,076,053 in original cost of transportation, manufacturing, and other equipment.

      Actual cash distributions amounted to $12,504,600 in 1995, $2,682,000 in 1994, and $4,965,000 in 1993.

      The Partnership anticipates that Cash and Cash Equivalents as of December 31, 1995, and funds from operations in 1996 will be adequate to cover all 1996 operating contingencies. As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations. Dissolution is expected in 1996 or 1997.

      Travel Dynamics, the lessor of the cruise ship "Illiria", began experiencing financial difficulties in December 1990. From December 1990 until July 1991, the cash reserve established by Travel Dynamics for the benefit of the lender was used to make the debt service payments to the lender. From August 1991 until December 1991, Travel Dynamics made the monthly payment to the financial institution, which retained all of the cash. From January 1992 through July 1993, Travel Dynamics made all monthly payments as scheduled to the Fund. In August 1993, all regular payments again ceased and did not resume. In November 1993, the financial institution applied the remaining reserves of approximately $1,500,000 to the loan, interest and collection expenses. For the period of December 1993 through July 1994, Travel Dynamics paid interest only to the financial institution in the amount of $96,000.


Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)


      Liquidity and Capital Resources (Continued)

      On September 2, 1994, the sale of the cruise ship "Illiria" on lease to Travel Dynamics was completed. The sale price of the vessel was $3,600,000 and was used to retire the remaining debt of $2,355,000, pay a brokerage commission of $108,000, pay lender's expenses of $120,000, and to pay transportation and other expenses of $367,000. The remaining $650,000 was remitted to the Fund.

      The Partnership's equipment lease with Cooper Companies, Inc., expired in late 1991. Upon return and inspection of the equipment, it was determined that a portion of the leased equipment was lost or damaged during the lease term. Because the Partnership had been unable to negotiate a fair settlement for damages, a complaint was filed in California Superior Court Los Angeles in February 1993, against Cooper Companies, Inc., seeking both compensatory and punitive damages. In 1994, the Partnership received proceeds of approximately $230,000 in settlement of this claim.

      On January 13, 1989, Continental Information Systems Corporation ("Continental"), the ultimate parent company of CIS Equipment Management Corporation, and certain of its affiliates (collectively, the "Debtors") voluntarily filed separate petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Chapter 11"). On October 24, 1989, the United States Bankruptcy Court for the Southern District of New York issued an order appointing James Hassett as Trustee for the Debtors' proceedings under Chapter 11 of the Bankruptcy Code. Prior to the Trustee's appointment, the Debtors had been operating as debtors-in-possession.

      On August 23, 1994, the Trustee in Chapter 11 Bankruptcy of Continental Information Systems Corporation ("Continental") filed a Proposed Joint Plan of Reorganization and Disclosure Statement ("Plan"). At a hearing on October 4, 1994, the Bankruptcy Court approved the sufficiency of the Disclosure Statement. Ballots were sent to voting creditors for approval of the Plan and the Bankruptcy Court had set November 29, 1994, as the hearing date for confirmation. The Plan was confirmed at that time and became effective on December 21, 1994. Continental is the ultimate parent company of CIS Equipment Management Corporation, one of the co-general partners of CIS Investors Partnership, the General Partner of CIS 2.


Item 8. Financial Statements and Supplementary Data




                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP


                   INDEX TO FINANCIAL STATEMENTS
                                                             Page
                                                            Number

Independent Auditor's Report                                   8

Balance Sheet as of December 31, 1995 and 1994                 9

Statements for the Three Years Ended December 31, 1995, 1994 and 1993:

    Operations                                                10

    Partners' Equity                                          11

    Cash Flows                                             12-13

Notes to Financial Statements                              14-20

Financial Statement Schedules:

  Schedule V - Rental Equipment                               28

  Schedule VI - Accumulated Depreciation of Rental Equipment  28




      All other schedules have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.





                   INDEPENDENT AUDITOR'S REPORT

To the Partners of
  CIS Capital Equipment Fund, Ltd. 2, a California Limited
  Partnership

      We have audited the accompanying balance sheets of CIS Capital Equipment Fund, Ltd. 2, a California Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIS Capital Equipment Fund, Ltd. 2, a California Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

        As discussed in Note 7, the Partnership is winding down its operations.


                              /s/SPENCE, MARSTON, BUNCH, MORRIS & CO.
                              Certified Public Accountants
Clearwater, Florida
April 10, 1996
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                          BALANCE SHEETS

                           DECEMBER 31,


                                          1995          1994

      ASSETS

Rental Equipment, at Cost             $  9,667,362  $ 15,890,630
    Less:  Accumulated Depreciation     (8,391,461)  (12,448,352)

                                         1,275,901     3,442,278

Rental Equipment Held for Sale              31,664             0
Net Investment in Sales-Type Lease         148,761       197,328
Deferred Debt Cost (Net of Accumulated
  Amortization of $34,777 in 1995
  and $34,112 in 1994)                           0           665
Prepaid Expenses                                 0           482
Rent Receivable                             50,902        55,575
Cash and Cash Equivalents                1,590,103     4,868,272

      Total Assets                   $   3,097,331 $   8,564,600



      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable                   $       1,623 $      88,013
  Payable to General Partner                 8,825        38,889
  Unearned Revenue                          12,000       106,128

      Total Liabilities                     22,448       233,030

Partners' Equity:
  Limited Partners (60,000 units
    outstanding at December 31, 1995,
    and 1994)                            2,976,494     8,305,660
  General Partner                           98,389        25,910

      Total Partners' Equity             3,074,883     8,331,570

      Total Liabilities and Partners'
         Equity                      $   3,097,331 $   8,564,600



            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31,

                          1995          1994          1993

Revenues:

  Rental Income       $  1,348,633  $  2,618,050  $  3,979,042
  Interest Income          209,911       161,892       145,324
  Gain on Sale of
    Equipment            6,376,380       846,341       535,194
  Gain on Sale of
    Rental Equipment
    Held for Sale                0       708,638             0
  Other Income                   0             0        77,135

      Total Revenues     7,934,924     4,334,921     4,736,695

Operating Expenses:

  Interest Expense               0       101,212       572,724
  Management Fees          135,028       143,660       229,197
  General and Administrative
     - Affiliates           28,076        38,993        57,113
     - Other                56,125       235,003        91,024
  Loss on Sale of
    Equipment Held
    for Sale                     0             0       118,025
  Depreciation and
    Amortization           467,782       912,651     2,127,318
  Write Down of Rental
    Equipment Held
    for Sale                     0             0       787,576

      Total Operating
        Expenses           687,011     1,431,519     3,982,977

Net Income (Loss)     $  7,247,913  $  2,903,402  $    753,718

Allocation of Net Income (Loss) -
  Limited Partners    $  7,175,434  $  2,874,368  $    746,181
  General Partner           72,479        29,034         7,537

                      $  7,247,913  $  2,903,402  $    753,718

Net Income (Loss) Per
  $500 Limited
  Partnership Unit    $     119.59  $      47.91  $      12.44

Number of Limited
  Partnership Units         60,000        60,000        60,000      60,000

            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                  STATEMENTS OF PARTNERS' EQUITY

    FOR THE THREE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                             Limited      General       Total
                            Partners'    Partner's    Partners'
                             Equity       Equity       Equity

      Balance at
        December 31, 1992 $ 12,332,111  $  (10,661) $ 12,321,450


Net Income - 1993              746,181       7,537       753,718

Distributions - 1993        (4,965,000)          0    (4,965,000)

      Balance at
        December 31, 1993    8,113,292      (3,124)    8,110,168


Net Income - 1994            2,874,368      29,034     2,903,402

Distributions - 1994        (2,682,000)          0    (2,682,000)

      Balance at
        December 31, 1994    8,305,660      25,910     8,331,570


Net Income - 1995            7,175,434      72,479     7,247,913

Distributions - 1995       (12,504,600)          0   (12,504,600)

      Balance at
        December 31, 1995 $  2,976,494  $   98,389  $  3,074,883



            The accompanying notes are an integral part
                  of these financial statements.

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31,

                             1995          1994          1993
Cash Flows from Operating Activities:
  Net Income (Loss)      $  7,247,913  $  2,903,402  $    753,718
  Adjustments to Reconcile
    Net Income (Loss) to
    Net Cash Provided by
    (Used in) Operating
    Activities:
      (Gain) Loss on Sale
        of Equipment       (6,376,380)     (846,341)     (535,194)
      Depreciation and
        Amortization          467,782       912,651     2,127,318
      Write Down of Rental
        Equipment Held
        for Sale                    0             0       787,576
      Changes in Operating
        Assets and Liabilities:
        (Increase) Decrease
          in Rental Equipment
          Held for Sale             0     2,399,420       522,778
        (Increase) Decrease
          in Prepaid Expenses     482         1,430           118
        (Increase) Decrease
          in Rent Receivable    4,673       (36,840)      192,200
        (Increase) Decrease
          in Interest Receivable    0         1,442        (1,308)
        Increase (Decrease)
          in Accounts Payable (86,390)       86,338       (12,799)
        Increase (Decrease)
          in Interest Payable       0       (46,018)       46,018
        Increase (Decrease)
          in Payable to
          General Partner     (30,064)       (2,354)      (12,779)
        Increase (Decrease)
          in Unearned
          Revenue             (94,128)       46,818             0

          Net Cash Provided
              by Operating
              Activities    1,133,888     5,419,948     3,867,646

Cash Flows from Investing Activities:
  Proceeds from Sale of
    Equipment               8,043,976     2,476,776     2,497,220
  Increase (Decrease) in
    Deposits on Sales               0             0      (130,950)
  (Increase) Decrease in
    Net Investment in
    Sales-Type Lease           48,567        41,043        16,072

            Net Cash
              Provided by
              Investing
              Activities    8,092,543     2,517,819     2,382,342
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

               STATEMENTS OF CASH FLOWS (Continued)

                 FOR THE YEARS ENDED DECEMBER 31,


                             1995          1994          1993

Cash Flows from Financing Activities:
  Payment of Notes Payable          0    (2,771,526)   (1,335,645)
  Distributions to
     Partners             (12,504,600)   (2,682,000)   (4,965,000)


    Net Cash (Used in)
     Financing Activities (12,504,600)   (5,453,526)   (6,300,645)

Increase (Decrease) in
   Cash                    (3,278,169)    2,484,241       (50,657)

Cash and Cash Equivalents
   at Beginning of Year     4,868,272     2,384,031     2,434,688

Cash and Cash Equivalents
   at End of Year        $  1,590,103  $  4,868,272  $  2,384,031


Supplemental Cash Flow Information:

  Interest Paid          $          0  $    147,230  $    526,706


Supplemental Schedule of Non Cash
  Financing and Investing Activities:


In 1995 and 1993, $408,691 and $2,229,216, respectively, was transferred from Rental Equipment to Rental Equipment Held for Sale. In 1993, Rental Equipment originally costing $427,061 was transferred at its Net Book Value of $96,258 as the cost included in the $254,443 of Net Investment in Sales-Type Lease.

In 1993, the lender on the "Illiria" transaction applied $1,096,990 of a security deposit to the debt. This security deposit had been paid to the lender by the lessee of the "Illiria".





            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995

NOTE 1 - ORGANIZATION

      CIS Capital Equipment Fund, Ltd. 2, a California Limited Partnership (the "Partnership") is a limited partnership composed of CIS Investors Partnership (the "General Partner"), a Florida general partnership, as the General Partner and purchasers of partnership units as Limited Partners. CIS Investors Partnership is comprised of CIS Equipment Management Corporation, a Delaware corporation, which is wholly-owned by Continental Information Systems Corporation, a New York corporation, whose shares are listed on the NASDAQ and RJ Leasing, Inc., a Florida corporation, which is wholly-owned by Raymond James Financial, Inc., a Florida corporation, whose shares are listed on the New York Stock Exchange. The Partnership was formed November 25, 1986 for the purpose of acquiring and leasing transportation, manufacturing, industrial and other equipment and commenced operations on July 1, 1987. The Partnership will terminate on December 31, 2006, or sooner, in accordance with the terms of the Limited Partnership Agreement.

      Cash distributions from cash flows, subject to payment of an Incentive Management Fee, and cash distributions from net disposition proceeds are allocated 100% to the Limited Partners until the Limited Partners have received cumulative cash distributions equal to their capital contributions plus returns of 10% or 8% as described in the Limited Partnership Agreement ("payout"). After payout, the General Partner will receive an Incentive Management Fee equal to 15% of cash available for distributions from cash flow. Profits and losses are allocated 99% to the Limited Partners and 1% to the General Partner.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      Basis of Accounting

      The Partnership utilizes the accrual basis of accounting whereby revenues are recognized when earned and expenses are recognized when obligations are incurred.

      Cash and Cash Equivalents

      It is the Partnership's policy to include all investments with an original maturity of three months or less in Cash and Cash
Equivalents.  This consists of money market funds.

      Concentration of Credit Risk

      Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of cash investments in high credit quality financial institutions and in an interest bearing account that is managed by a wholly-owned subsidiary of Raymond James Financial, Inc.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Concentration of Credit Risk (Continued)

      The Partnership maintains deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 requires disclosure regardless of the degree of risks.

      Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates that affect certain reported amounts and disclosures. These estimates are based on management's knowledge and experience. Accordingly, actual results could differ from these estimates.

      Fair Value of Financial Instruments

      The carrying values of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value at December 31, 1995 because of the relatively short maturity of these instruments.

      Investment in Securities

      Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Under FAS 115, the Partnership is required to categorize its debt securities as held-to-maturity, available-for-sale or trading securities. Classification is dependent upon the Partnership's intent in holding the securities. All of the Partnership's debt securities, if any, are considered held-to-maturity. There were no debt securities held as of December 31, 1995.

      Offering and Commission Costs

      Offering and commission costs were charged against Limited
Partners' Equity upon the admission of Limited Partners.

      Leases

            Operating

            Under the operating method of accounting, the leased equipment is recorded as an asset at cost and depreciated using the double declining balance method over eight to twenty year lives. Rental income is recognized ratably over the term of the leases.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Leases

            Operating (Continued)

            The Partnership's policy is to periodically review the estimated future rental income including remarketing of its leased equipment ("Future Revenues"). Should such review indicate that estimated Future Revenues will not exceed expenses including depreciation in any future period, the Partnership will revise its depreciation policy as appropriate.

      Sales-Type Lease

      The Partnership owns one sales-type lease. When the Partnership entered into the lease, the present value of the sum of the minimum lease payments receivable from the lessee was reported as the sales price and the net book value of the equipment was the cost. The Net Investment in Sales-Type Lease is reported at the present value of the sum of the minimum lease payments, using the interest rate implicit in the lease as the discount factor. The difference between the sum of the minimum lease payments and the present value of the sum of the minimum lease payments is reported as unearned income, which is amortized over the remaining lease term.

      Rental Equipment Held for Sale

      The Partnership's policy is to transfer off-lease equipment that is held for sale to Rental Equipment Held for Sale at the lower of its net book value or its market value. The net book value of equipment transferred exceeded the market value resulting in a write down of $0, $0 and $787,576 for the years ended December 31, 1995, 1994, and 1993, respectively.

      Income Taxes

      No provision for income taxes has been made in these financial statements, as income taxes are a liability of the Partners rather than of the Partnership.

      Reclassifications

      For comparability, the 1994 and 1993 figures have been reclassified, where appropriate, to conform with the financial statement presentation used in 1995.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995

NOTE 3 - RELATED PARTY TRANSACTIONS

      General Partner

      In accordance with the terms of the offering prospectus, the General Partner was paid equipment management fees of $44,998 in 1995, $60,035 in 1994 and $115,647 in 1993 (2% of gross rentals for full payout leases and 5% for operating leases); incentive management fees equal to 5% of cash distributions from cash flow of $90,030 in 1995, $83,625 in 1994 and $113,550 in 1993; and
reimbursement of general and administrative costs of $20,790 in 1995, $29,507 in 1994 and $33,960 in 1993. The General Partner will also receive the following:

1. Incentive management fee equal to 15% of cash available for distributions from cash flow after payout;

2. During the liquidation stage, disposition fees for arranging the sale of equipment equal to the lesser of one-half of the brokerage fee paid or 3% of the sales price. This fee is deferred, without interest, until payout.

      Affiliates of the General Partner

      Affiliates of the General Partner were paid reimbursement of direct costs of $7,286 in 1995, $9,486 in 1994 and $23,153 in 1993, at .5% of gross rentals.

NOTE 4 - LEASES

      Operating

      The leases of equipment are generally for terms of 48 to 96 months. Future minimum rentals to be received on these leases at December 31, 1995, are as follows:

                  Year Ending
                  December 31,         Amount

                      1996          $  505,180

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995

NOTE 4 - LEASES (Continued)

      Sales-Type Lease

      The components of the Partnership's Net Investment in Sales-Type Lease at December 31, 1995, are as follows:

            Total Minimum Lease
             Payments to be Received$   195,630
            Unearned Income             (46,869)
            Net Investment in
             Sales-Type Lease       $   148,761


      Future minimum rentals to be received on this lease at December 31, 1995, are as follows:

                   Year Ending
                  December 31,          Amount


                     1996            $   108,504
                     1997                 87,126

                                     $   195,630
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995



NOTE 5 - TAXABLE INCOME

      The following is a reconciliation between net income (loss) as reported and Partnership income (loss) for tax purposes:

                              1995         1994         1993

Net income per financial
  statements              $  7,247,913 $  2,903,402 $    753,718
Tax gain on sale of equipment
  in excess of (less than)
  financial gain/loss on
  sale of equipment          1,485,960   (3,926,462)   1,641,819
Tax bad debt expense (in
  excess of) financial bad
  debt expense                       0            0     (460,386)
Tax depreciation (in excess
  of) financial depreciation   (41,008)    (308,394)     (95,612)
Tax write down of equipment
  less than financial write
  down of equipment                  0            0      787,576
Tax discharge of indebtedness
  in excess of financial
  discharge of indebtedness           0           0    1,096,991


Partnership income (loss)
  for tax purposes        $  8,692,865 $ (1,331,454)$  3,724,106




NOTE 6 - MAJOR LESSEE INFORMATION

      Four lessees accounted for approximately $638,500, $420,000, $151,600 and $138,450 of rental income for the year ended December 31, 1995. Three lessees accounted for approximately $1,098,933, $420,000, and $327,360 of rental income for the year ended December 31, 1994. Three lessees accounted for approximately $1,098,933, $1,043,586 and $492,000 of rental income for the year ended December 31, 1993.

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995


NOTE 7 - OTHER EVENTS

     Travel Dynamics, the lessor of the cruise ship "Illiria", began experiencing financial difficulties in December 1990. From December 1990 until July 1991, the cash reserve established by Travel Dynamics for the benefit of the lender was used to make the debt service payments to the lender. From August 1991 until December 1991, Travel Dynamics made the monthly payment to the financial institution, which retained all of the cash. From January 1992 through July 1993, Travel Dynamics made all monthly payments as scheduled to the Fund. In August 1993, all regular payments again ceased and did not resume. In November 1993, the financial institution applied the remaining reserves of approximately $1,500,000 to principal, interest and collection expenses. For the period of December 1993 through July 1994, Travel Dynamics paid interest only to the financial institution in the amount of $96,000.

     On September 2, 1994, the sale of the cruise ship "Illiria" on lease to Travel Dynamics was completed. The sale price of the vessel was $3,600,000 and was used to retire the remaining debt of $2,355,000, pay brokerage commission of $108,000, pay lender's expenses of $120,000, and to pay transportation and other expenses of $367,000. The remaining $650,000 was remitted to the Fund. Approximately $12,500 had been used for legal fees incurred, leaving total cash proceeds to the Fund of approximately $637,500.

     The Partnership's equipment lease with Cooper Companies, Inc., expired in late 1991. Upon return and inspection of the equipment, it was determined that a portion of the leased equipment was lost or damaged during the lease term. Because the Partnership was unable to negotiate a fair settlement for damages, a complaint was filed in California Superior Court in Los Angeles in February 1993 against Cooper Companies, Inc., seeking both compensatory and punitive damages. In 1994, the Partnership received proceeds of approximately $230,000, net of legal fees, in settlement of this claim.

     On January 13, 1989, Continental Information Systems Corporation ("Continental"), the ultimate parent company of CIS Equipment Management Corporation, and certain of its affiliates (collectively, the "Debtors") voluntarily filed separate petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code ("Chapter 11"). On October 24, 1989, the United States Bankruptcy Court for the Southern District of New York issued an order appointing James Hassett as Trustee for the Debtors' proceedings under Chapter 11 of the Bankruptcy Code. Prior to the Trustee's appointment, the Debtors had been operating as debtors-in-possession.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                         December 31, 1995


NOTE 7 - OTHER EVENTS (Continued)

     On August 23, 1994, the Trustee in Chapter 11 Bankruptcy of Continental Information Systems Corporation ("Continental") filed a Proposed Joint Plan of Reorganization and Disclosure Statement ("Plan"). At a hearing on October 4, 1994, the Bankruptcy Court approved the sufficiency of the Disclosure Statement. Ballots were sent to voting creditors for approval of the Plan and the Bankruptcy Court set November 29, 1994, as the hearing date for confirmation. The Plan was confirmed at that time and became effective December 21, 1994. Continental is the ultimate parent company of CIS Equipment Management Corporation, one of the co-general partners of CIS Investors Partnership, the General Partner of CIS 2.

     As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations. Dissolution is expected in 1996 or 1997.


NOTE 8 - SUBSEQUENT EVENTS

     On January 31, 1996, the Partnership paid distributions of
$337,800 to the Limited Partners for the quarter ended December 31, 1995.

     On March 25, 1996, the Partnership received proceeds of
$2,750,000 representing the remaining payments due under the lease of the DC-9 aircraft and sales proceeds of $2,470,000 for the aircraft.

     On April 1, 1996, the Partnership received proceeds of $75,000 for the sale of one vertical handling machine.
Item 9.    Disagreements on Accounting and Financial Disclosures

     None.
                             PART III

Item 10.   Directors and Executive Officers of the Registrant

     The Partnership has no directors or officers. All management functions are performed by CIS Investors Partnership.


Item 11.   Executive Compensation

     The Partnership has no directors or officers. See Item 13 for compensation to the General Partner and affiliates.


Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

     The General Partners of CIS Investors Partnership, as purchasers of Partnership units, own 0 units of the outstanding securities of the Partnership as of December 31, 1995. Directors and officers of the Corporate General Partners of CIS Investors Partnership own 0 units of the outstanding securities of the Partnership as of December 31, 1995.

     The Registrant is a Limited Partnership and therefore does not have voting securities. To the knowledge of the Partnership, no person owns of record or beneficially more than 5% of the Partnership's outstanding units.


Item 13.   Certain Relationships and Related Transactions

     The Partnership has no officers or directors. However, under the terms of the public offering, various kinds of compensation and fees are payable to the General Partners and their affiliates during the organization and operations of the Partnership. The amounts and kinds of compensation and fees are described on pages 9 to 11 of the Prospectus under the caption "Management Compensation", which is incorporated herein by reference. See Note 3 of Notes to Financial Statements in Item 8 of this Annual Report on Form 10-K for amounts accrued or paid to the General Partners and their affiliates during the periods ended December 31, 1995, December 31, 1994, and December 31, 1993.

                              PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K

a.   (1)   Financial Statements - See accompanying index to
           statements, Item 8.
Item 14.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K(Continued)

     (2)   Financial Statement Schedules -

            V.   Rental Equipment
           VI.   Accumulated Depreciation of Rental Equipment


       * All other schedules are omitted because they are not applicable or not required, or because the required information is shown in the financial statements or in the notes thereto.

     (3)   Exhibit Index -

     Table
     Number                                                   Page

        2        Plan of acquisition, organization, arrangement,
                   liquidation or succession                   ***
        3        Articles of incorporation and by-laws          *
        4        Instruments defining the rights of security
                 holders, including debentures                 ***
        9        Voting Trust Agreement                        ***
       10        Material Contracts                            ***
       11        Computation of per share earnings             ***
       12        Computation of ratios                         ***
       13        Annual report to security holders             ***
       18        Letter re: change in accounting principles    ***
       19        Previously unfiled documents                  ***
       22        Subsidiaries of the Registrant                ***
       23        Published report regarding matters submitted to
                   vote of security holders                    ***
       24        Consents of experts of counsel                ***
       25        Power of Attorney                              *
       28        Additional Exhibits
       28.1      Master Car Lease dated as of May 15, 1987, between
                   PLM Railcar Management Services, Inc. (Lessor)
                   and CSX Transportation, Inc. (Lessee).       **
       28.2      Purchase and Sale Agreement and Partial Assignment
                   of Lease dated as of August 19, 1987 between PLM Railcar Management Services, Inc. (Seller) and
                   CIS Corporation (Buyer).                     **
       28.3      Bill of Sale and Partial Assignment of Lease dated
                   September 18, 1987 between PLM Railcar Management Services, Inc. (Seller) and CIS Corporation
                   (Buyer).                                     **
       28.4      Bill of Sale and Partial Assignment of Lease dated
                   November 16, 1987 between CIS Corporation
                   (Seller) and CIS Capital Equipment Fund, Ltd. 2,
                   a California Limited Partnership (Buyer).    **
       28.5      Trust Agreement dated November 23, 1987 between CIS
                   Capital Equipment Fund, Ltd. 1 and Ltd. 2, as
                   Owners and Mike M. Speas as Owner Trustee.   **
       28.6      Conditional Sale, Loan and Security Agreement dated
                   as of November 23, 1987 between Mike M. Speas as Borrower and Mellon Financial Services
                   Corporation #3, as Lender.                   **
       28.7      Certificate of Owner Trustee dated
                   November 23, 1987.                           **
       28.8      Non-Recourse Secured Promissory Note dated
                   November 25, 1987.                           **
       28.9      Agreement of Assumption dated November 25, 1987.**
       28.10     Bill of Sale dated November 25, 1987.          **
       28.11     Purchase Agreement dated August 28, 1987 between
                   Mellon Financial Services and CIS Corporation.**
       28.12     Agreement and Lease dated as of December 31, 1986
                   between Mellon Financial Services Corporation #3 (Lessor) and The Cooper Companies (formerly
                   Coopervision, Inc.)(Lessee).                 **
       28.13     Amended and Restated Certificate of Acceptance
                   dated as of December 31, 1986 between Mellon
                   Financial Services Corporation #3 (Lessor) and The Cooper Companies, Inc. (formerly
                   Coopervision, Inc.) (Lessee).                **
       28.14     Trust Agreement dated as of December 23, 1987
                   between CIS Corporation as Beneficiary and First Security Bank of Utah, National Association,
                   Purchaser, as Owner Trustee.                 **
       28.15     Assignment and Purchase Agreement dated as of
                   December 23, 1987 between CIS Corporation,
                   Seller, and CIS Capital Equipment Fund 2, a
                   California limited partnership, Purchaser.   **
       28.16     Bill of Sale dated December 23, 1987 between North-
                   west Airlines, Inc., Seller, and First Security Bank of Utah, National Association, Purchaser,
                   as Owner Trustee.                            **
       28.17     Lease Agreement dated as of December 23, 1987
                   between First Security Bank of Utah, National Association, Lessor, and Pan American World
                   Airways, Inc., Lessee.                       **
       28.18     Assignment of Beneficial Interest dated as of
                   December 23, 1987, between CIS Corporation
                   (Seller) and CIS Capital Equipment Fund, Ltd. 2, a California limited partnership (Purchaser).**
       28.19     Authorization and Direction dated December 23,
                   1987 between CIS Corporation and CIS Capital
                   Equipment Fund 2, a California limited
                   partnership.                                 **
       28.20     Loan and Security Agreement by and among Security
                   Pacific Leasing, Inc. as Lender, and First
                   Security Bank of Utah, National Association, as Owner Trustee ("Mortgagor"), and CIS Capital
                   Equipment Fund, Ltd. 2, ("Beneficiary").     **
       28.21     Secured Non-Recourse Promissory Note dated February
                   18, 1988 between First Security Bank of Utah, National Association as Owner Trustee ("Mortgagor") and Security Bank of Utah, National
                   Association as Owner Trustee.                **
       28.22     Trust Agreement dated as of January 29, 1988
                   between CIS Capital Equipment Fund, Ltd. 2, a California limited partnership as Beneficiary, and First Security Bank of Utah, National
                   Association, as Owner Trustee.               **
       28.23     Aircraft Purchase Agreement dated as of January 29,
                   1988 between CIS Corporation as Seller, and CIS Capital Equipment Fund, Ltd. 2, a California
                   limited partnership as Purchaser.            **
       28.24     Bill of Sale (N927RC) dated February 19, 1988. **
       28.25     Assignment of Lease Agreement and Consent dated as
                   of January 29, 1988, between and among CIS Corp-oration ("Assignor"), First Security Bank of Utah, National Association as Owner Trustee ("Assignee") Northwest Airlines, Inc. ("Sub -lessee"), and Northwest Aircraft, Inc.
                   ("Lessee").                                  **
       28.26     First Amendment to Lease Agreement dated as of
                   January 29, 1988 entered into between First
                   Security Bank of Utah, National Association
                   (the "Owner Trustee" or "Lessor"), and Northwest Aircraft, Inc., a Delaware corporation
                   ("Lessee").                                  **
       28.27     Authorization and Direction pursuant to the
                   Aircraft Purchase Agreement, dated as of
                   February 19, 1988 between CIS Corporation, and CIS Capital Equipment Fund, Ltd. 2, a California
                   limited partnership.                         **
       28.28     Acceptance Certificate (N927RC) dated February 19,
                   1988 by First Security Bank of Utah, National
                   Association as Owner Trustee.                **
       28.29     Security Agreement and Assignment of Lease dated as
                   of January 29, 1988, among First Security Bank of Utah, National Association as Owner Trustee, (the "Borrower"), CIS Capital Equipment Fund, Ltd. 2, a California limited partnership (the "Beneficiary") and the Provident Bank (the
                   "Lender").                                   **
       28.30     Non-Recourse Secured Promissory Note dated
                   February 19, 1988 between First Security Bank of Utah, N.A., a National Banking Association as Owner Trustee (the "Borrower"), and The Provident
                   Bank, an Ohio corporation.                   **
       28.31     Release dated February 13, 1988 by First Bank
                   National Association (formerly known as First
                   National Bank of Minneapolis).               **
       28.32     Bareboat Charter Party between First Security Bank
                   of Utah, N.A., Owner Trustee, and Tidewater Ven-tures, Inc., Charterer, dated as of May 20, 1988.
                   (Princess Tide).                             **
       28.33     Bareboat Charter Party between First Security Bank
                   of Utah, N.A., Owner Trustee, and Tidewater Ven-tures, Inc., Charterer, dated as of May 20, 1988.
                   (Odyssey Tide).                              **
       28.34     Bareboat Charter Party between First Security Bank
                   of Utah, N.A., Owner Trustee, and Tidewater Ven-tures, Inc., Charterer, dated as of May 20, 1988.
                   (Javelin Tide).                              **
       28.35     Bareboat Charter Party between First Security Bank
                   of Utah, N.A., Owner Trustee, and Tidewater Ven-tures, Inc., Charterer, dated as of May 20, 1988.
                   (Earl Tide).                                 **
       28.36     Trust Agreement dated as of May 20, 1988, between
                   CIS Capital Equipment Fund, Ltd. 2, a California limited partnership, as Beneficiary, and First Security Bank of Utah, National Association, as
                   Owner Trustee.                               **
       28.37     Contract for Sale of Vessels between Tidewater
                   Navigators, Inc., ("Seller") and First Security Bank of Utah, N.A. as Owner Trustee ("Buyer")
                   dated May 20, 1988.                          **
       28.38     Bill of Sale for Petromar Princess, dated
                   May 20, 1988.                                **
       28.39     Bill of Sale for Petromar Odyssey, dated
                   May 20, 1988.                                **
       28.40     Bill of Sale for Petromar Javelin, dated
                   May 20, 1988.                                **
       28.41     Bill of Sale for Petromar Earl, dated
                   May 20, 1988.                                **
       28.42     Certificate of Acceptance by and between First
                   Security Bank of Utah, as Owner Trustee and Tide-water Ventures, Inc., as Charterer, dated
                   May 23, 1988.                                **
       28.43     Closing Memorandum Purchase and Charter of the
                   passenger vessel M/V ILLIRIA dated January 4, 1989 between Travel Dynamics Incorporated, Charterer, First Security Bank of Utah, National Association, as Owner Trustee, Purchaser and Shipowner, New Frontier Cruises, Ltd., Seller and Guarantor, DnC America Banking Corporation, Loan Participant, CIS Capital Equipment Fund, Ltd. 2, Beneficiary, and CIS Corporation, Beneficiary.**
       28.44     Bareboat Charter Party entered into as of
                   January 4, 1989, by and between First Security Bank of Utah, National Association, "Shipowner" and Travel Dynamics Incorporated, a Delaware
                   corporation, "Charterer."                    **
       28.45     Loan Agreement, dated as of January 4, 1989, among
                   Travel Dynamics Incorporated, a Delaware corpora-tion (the "Charterer"), New Frontier Cruises, Ltd. a Liberian corporation (the "Guarantor"), First Security Bank of Utah, National Association ("FSBU"), (the "Shipowner"), CIS Capital Equipment Fund, Ltd. 2, a California limited partnership, ("CEF"), CIS Corporation, a New York corporation, ("CIS") and DnC America Banking
                   Corporation (the "Loan Participant").        **
       28.46     Bill of Sale between New Frontier Cruises, a
                   Liberian corporation (the "Seller"), to First Security Bank of Utah, National Association, as Owner Trustee under the Trust Agreement (Illiria Trust-1988) dated as of December 9, 1988 for the benefit of the Beneficiaries named therein (the
                   "Buyer"), dated as of January 4, 1989.       **
       28.47     Promissory Note dated January, 1989 in the amount
                   of $1,350,000.00, between CIS Corporation
                   ("Maker") and First Security Bank of Utah, N.A.
                   ("Holder").                                  **
       28.48     Assignment of CIS Note dated as of January 4, 1989
                   by and between First Security Bank of Utah,
                   National Association, a national banking assoc-iation, as Owner Trustee ("Assignor"), and New Frontier Cruises, Ltd., a Liberian corporation
                   ("Assignee").                                **
       28.49     Trust Agreement dated as of December 9, 1988
                   between CIS Capital Equipment Fund, Ltd. 2, a California limited partnership, as Beneficiary and First Security Bank of Utah, National Association, as Owner Trustee.
                   ILLIRIA TRUST - 1988.                        **
       28.50     Assignment and Assumption Agreement dated the 23rd
                   day of February, 1989, between CIS Corporation ("CIS") and CIS Capital Equipment Fund, Ltd. 2,
                   ("Assignee").                                **
       28.51     Purchase Agreement entered into as of the 23rd day
                   of February, 1989, by and between CIS Corporation ("Seller") and CIS Capital Equipment Fund,
                   Ltd. 2,a California limited partnership
                   ("Purchaser").                               **
       28.52     Certificate of Delivery and Acceptance, dated as of
                   September 2, 1994, by First Security Bank of
                   Utah, National Association.                  **
       28.53     Bill of Sale, dated as of August 30, 1994, by First
                   Security Bank of Utah, N.A.                  **
       28.54     Release of Mortgage, dated as of September 2, 1994,
                   by Den norske Bank AS, as successor in interest
                   to DnC America Banking Corporation.          **
       28.55(A)  Termination Agreement dated March 30, 1995, is
                   among (a) Tidewater Ventures, Inc., a Louisiana corporation (the Charterer"), charterer of the United States flag vessels (i) EARL TIDE, official number 628361, (ii)JAVELIN TIDE, official number 646003, (iii) ODYSSEY TIDE, official number 650478 and (iv) PRINCESS TIDE, official number 651370 (each a "Vessel" and collectively the "Vessels") pursuant to four (4) separate Bareboat Charter Parties, each dated
                   May 30, 1988 (the "Charters") between the
                   Charterer and Shipowner defined below:
            (B)  Tidewater, Inc., a Delaware corporation (the
                   "Guarantor"); and
            (C)  First Security Bank of Utah, N.A. as owner
                   trustee (the "Shipowner").                   **
       28.56     Bills of Sale dated March 30, 1995, with regard to
                   the four (4) vessels as named and numbered in
                   Exhibit 28.55 (A) above.                     **
       28.57     Railcar Purchase Agreement (this "Agreement"),
                   dated as of December 1, 1994, by and between CIS Capital Equipment Fund, Ltd. 2, a California limited partnership ("Seller") with an office and place of business at One CIS Parkway, Syracuse, NY 13221 and The David J. Joseph Company, a Delaware corporation with an office and place of business at 300 Pike Street, Cincinnati,
                   OH  45202-4214 ("Buyer").                    **
       28.58     Amendment and Supplement to Railroad Equipment
                   Lease (this "Amendment"), dated as of
                   December 1, 1994, is by and between CIS Capital Equipment Fund, Ltd. 2, a California limited partnership ("Lessor") and Westvaco a Delaware
                   corporation ("Lessee").                      **
       29        Information from reports furnished to state
                   insurance regulatory authorities.           ***

     * Included with Form S-1, Registration No. 33-10604 previously filed with the Securities and Exchange
           Commission.

    ** Included with Form 8-K, as amended, previously filed with the Securities and Exchange Commission.

   *** Exhibits were omitted as not required, not applicable, or the information required to be shown therein is included elsewhere in this report.

b.   Reports on Form 8-K - None.

c.   Exhibits filed with this report - None.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   SCHEDULE V - RENTAL EQUIPMENT

              FOR THE THREE YEARS ENDED DECEMBER 31,

                      1995             1994             1993



Balance at Beginning
  of Year         $ 15,890,630     $ 19,173,152     $ 34,840,156

Retirements         (5,814,577)      (3,282,522)      (6,029,047)

Other Changes (1)     (408,691)               0       (9,637,957)


    Balance at
      End of Year $  9,667,362     $ 15,890,630     $ 19,173,152




    SCHEDULE VI - ACCUMULATED DEPRECIATION OF RENTAL EQUIPMENT

              FOR THE THREE YEARS ENDED DECEMBER 31,


                      1995              1994             1993


Balance at Beginning
  of Year         $ 12,448,352      $ 13,194,597    $ 20,576,500

Additions Charged to
  Costs and Expenses   467,117           905,841       4,006,865

Retirements         (4,146,981)       (1,652,086)     (3,812,579)

Other Changes (1)     (377,027)                0      (7,576,189)


    Balance at
      End of Year $  8,391,461      $ 12,448,352    $ 13,194,597




(1) Other Changes consists of transfer of offlease equipment to Rental Equipment Held for Sale.



                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                 CIS Capital Equipment Fund, Ltd. 2,
                                   a California Limited Partnership

                                 BY: CIS Investors Partnership,
                                     the sole General Partner

                                 BY: RJ Leasing, Inc.,
                                     a General Partner of
                                     CIS Investors Partnership,
                                     the General Partner



ATTEST:



/s/Christa Kleinrichert          BY: /s/J. Davenport Mosby, III
Christa Kleinrichert                 J. Davenport Mosby, III
Secretary and Treasurer              President


                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 CIS Capital Equipment Fund, Ltd. 2,
                                   a California Limited Partnership

                                 BY: CIS Investors Partnership,
                                     the sole General Partner

                                 BY: RJ Leasing, Inc.,
                                     a General Partner of
                                     CIS Investors Partnership,
                                     the General Partner




Date: May 6, 1996                BY: /s/J. Davenport Mosby, III
                                     J. Davenport Mosby, III
                                     President




Date: May 6, 1996                BY: /s/Christa Kleinrichert

                                     Christa Kleinrichert
                                     Secretary and Treasurer