Form 10-Q
period 1996-03-31
CIS CAPITAL EQUIPMENT FUND LTD 2
filed 1996-06-07
CIK 807060

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549-1004

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                    March 31, 1996


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

                   YES     X        NO


                                                Number of Units at
    Title of Each Class                           March 31, 1996

Units of Limited Partnership
Interest:  $500 per unit                              60,000


                DOCUMENTS INCORPORATED BY REFERENCE

          Parts I and II, 1995 Form 10-K, filed with the
         Securities and Exchange Commission on May 8, 1996
        Parts III and IV - Form S-1 Registration Statement
            and all amendments and supplements thereto
                         File No. 33-10604
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                          BALANCE SHEETS

                                  March 31,    December 31,
                                    1996           1995

                                 (Unaudited)     (Audited)
       ASSETS

Rental Equipment, at Cost       $  2,104,623   $  9,667,362
  Less: Accumulated
        Depreciation              (1,755,798)    (8,391,461)

                                     348,825      1,275,901

Rental Equipment Held for Sale        31,664         31,664
Net Investment in Sales-Type Lease   133,780        148,761
Deferred Debt Cost (Net of
  Accumulated Amortization of
  $34,778 and $34,778, Respectively)       0              0
Rent Receivable                       44,732         50,902
Cash and Cash Equivalents          4,162,157      1,590,103

     Total Assets               $  4,721,158   $  3,097,331

     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable              $      2,346   $      1,623
  Payable to General Partner          23,036          8,825
  Unearned Revenue                         0         12,000

     Total Liabilities                25,382         22,448

Partners' Equity:
  Limited Partners (60,000 units
    outstanding at March 31, 1996,
    and December 31, 1995)         4,577,800      2,976,494
  General Partner                    117,976         98,389

     Total Partners' Equity        4,695,776      3,074,883
     Total Liabilities and
       Partners' Equity         $  4,721,158   $  3,097,331




            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31,


                                    1996           1995

Revenues:

  Rental Income                 $    442,045   $    825,012
  Interest Income                     32,015         54,371
  Gain on Sale of Equipment        1,631,616      6,383,606

     Total Revenues                2,105,676      7,262,989

Operating Expenses:

  Management Fees - General Partner   38,637         38,337
  General and Administrative:
    Affiliate                         11,143          7,497
    Other                              8,513         52,369
  Depreciation and Amortization       88,691        177,635

     Total Operating Expenses        146,984        275,838

Net Income                      $  1,958,692   $  6,987,151

Allocation of Net Income -
  Limited Partners              $  1,939,105   $  6,917,279
  General Partner                     19,587         69,872

                                $  1,958,692   $  6,987,151

Net Income (Loss) Per $500 Limited
  Partnership Unit              $      32.32   $     115.29

Number of Limited Partnership
  Units                               60,000         60,000






            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

               FOR THE THREE MONTHS ENDED MARCH 31,

                                    1996           1995
Cash Flows from Operating Activities:
  Net Income                    $  1,958,692   $  6,987,151
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
       (Gain) Loss on Sale of
         Equipment                (1,631,616)    (6,383,606)
       Depreciation and
       Amortization                   88,691        177,635
       Changes in Operating Assets
       and Liabilities:
         (Increase) Decrease in
           Rent Receivable             6,170         20,732
         (Increase) Decrease in
           Prepaid Expenses                0            482
         Increase (Decrease) in
           Accounts Payable              723        (87,291)
         Increase (Decrease) in
           Payable to General
           Partner                    14,211        (17,566)
         Increase (Decrease) in
           Unearned Revenue          (12,000)      (106,128)
            Net Cash Provided by
              Operating
              Activities             424,871        591,409

Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment  2,470,002      8,051,201
  Decrease in Net Investment in
    Sales-Type Lease                  14,981         10,625
            Net Cash Provided by
              Investing
              Activities           2,484,983      8,061,826

Cash Flows from Financing Activities:
  Distributions to Limited
    Partners                        (337,800)    (3,099,000)
            Net Cash (Used in)
              Financing
              Activities            (337,800)    (3,099,000)

Increase (Decrease) in Cash        2,572,054      5,554,235

Cash and Cash Equivalents at
  Beginning of Period              1,590,103      4,868,272

Cash and Cash Equivalents at
  End of Period                 $  4,162,157   $ 10,422,507


            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                          March 31, 1996

NOTE 1 - BASIS OF PREPARATION

  The unaudited financial statements for CIS Capital Equipment Fund, Ltd. 2 (the "Partnership") presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 2 - CASH AND CASH EQUIVALENTS

  It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and commercial paper. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $4,162,157 at March 31, 1996, represents cash of $27,056, money market mutual funds of $248,879, and cost plus accreted interest income on commercial paper of $3,886,222. At March 31, 1996, the estimated market value of the commercial paper was $3,886,222, resulting in no unrealized gain or loss.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNER AND
AFFILIATES

  The General Partner and its affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the three months ended
March 31, 1996:

           Equipment Management Fees             $ 21,747
           Incentive Management Fees               16,890
           General and Administrative Costs        11,143

NOTE 4 - OTHER EVENTS

  As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

             NOTES TO FINANCIAL STATEMENTS (Continued)
                            (Unaudited)

                          March 31, 1996


NOTE 5 - SUBSEQUENT EVENTS

  On April 30, 1996, the Partnership paid a distribution to Limited Partners of $3,090,000 for the quarter ended March 31, 1996.

  On April 1, 1996, the Partnership sold equipment with an original cost of $302,218 for $75,000.

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  Results of Operations

  Rental income decreased from $825,012 for the three months ended March 31, 1995, to $442,045 for the three months ended March 31, 1996. This decrease resulted primarily from the termination of a lease that generated $638,533 for the quarter ended March 31, 1995 and $0 in 1996. In 1996, lower lease rates on renewal leases decreased revenues approximately $24,300. Contributing to first quarter 1996 revenue was early termination proceeds of $280,000 on a lease that was terminated as of March 31, 1996. Interest income decreased for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995, because the Partnership had less cash available for investment.

  Depreciation expense decreased for the three months ended March
31, 1996 versus 1995 because the Partnership had a lower depreciable basis of equipment in 1996.

  During the three months ended March 31, 1996, equipment with an original cost of $7,562,739 was sold for $2,470,002 and provided
$1,631,616 of gain.

  The net effect of the above revenue and expense items resulted in a net income of $1,958,693 for the three months ended March 31, 1996, compared to a net income of $6,987,151 for the three months ended March 31, 1995.

  Liquidity and Capital Resources

  The primary sources of funds for the three months ended March 31, 1996, were leasing revenues and sales proceeds, which were used to pay operating expenses and make cash distributions. As of March 31, 1996, the Partnership owned capital equipment with an original cost of $2,513,314. The equipment portfolio was comprised of leases classified as full-payout and sales-type leases.

  Actual cash distributions for the three month periods ended March 31, 1996 and 1995 were $337,800 and $3,099,000, respectively.

  The Partnership anticipates that Cash and Cash Equivalents as of December 31, 1995, and funds from operations will be adequate to cover all 1996 operating contingencies.

  As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.
Item 6.  Exhibits and Reports on Form 8-K

a)    Exhibits - none.

b) Reports on Form 8-K - no reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.
                            SIGNATURES

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

                                CIS Capital Equipment Fund, Ltd. 2,
                                  a California Limited Partnership

                                RJ Leasing, Inc.
                                  A General Partner of
                                  CIS Investors Partnership,
                                  the General Partner



Date:                  By:  /s/J. Davenport Mosby, III
                            J. Davenport Mosby, III
                            Vice President



Date:                  By:  /s/Christa Kleinrichert
                            Christa Kleinrichert
                            Secretary and Treasurer