Form 10-Q
period 1996-06-30
CIS CAPITAL EQUIPMENT FUND LTD 2
filed 1996-08-14
CIK 807060

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549-1004

                             FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                           June 30, 1996

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


                   YES     X        NO


                                                Number of Units at
    Title of Each Class                            June 30, 1996

Units of Limited Partnership
Interest:  $500 per unit                                 60,000


                DOCUMENTS INCORPORATED BY REFERENCE

          Parts I and II, 1995 Form 10-K, filed with the
         Securities and Exchange Commission on May 8, 1996
        Parts III and IV - Form S-1 Registration Statement
            and all amendments and supplements thereto
                         File No. 33-10604
PART I - Financial Information

  Item 1.  Financial Statements

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                          BALANCE SHEETS

                                  June 30,     December 31,
                                    1996           1995
                                 (Unaudited)     (Audited)
       ASSETS

Leased Equipment, at Cost       $  1,411,538   $  9,667,362
  Less: Accumulated
          Depreciation            (1,249,409)    (8,391,461)
                                     162,129      1,275,901

Equipment Held for Sale               31,664         31,664
Net Investment in Sales-Type Lease   117,454        148,761
Rent Receivable                       20,237         50,902
Deferred Debt Cost (Net of
  Accumulated Amortization of
  $34,777 and $34,777,
  Respectively)                            0              0
Cash and Cash Equivalents          1,277,368      1,590,103

     Total Assets               $  1,608,852   $  3,097,331

     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Accounts Payable              $        177   $      1,623
  Payable to General Partner           3,231          8,825
  Unearned Revenue                         0         12,000

     Total Liabilities                 3,408         22,448

Partners' Equity:
  Limited Partners (60,000 units
    outstanding at June 30, 1996,
    and December 31, 1995)         1,487,471      2,976,494
  General Partner                    117,973         98,389

     Total Partners' Equity        1,605,444      3,074,883

     Total Liabilities and
       Partners' Equity         $  1,608,852   $  3,097,331

            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,


                                    1996           1995
Revenues:

  Rental Income                 $    477,493   $  1,003,843
  Interest Income                     67,277        139,338
  Gain on Sale of Equipment        1,643,776      6,381,434

    Total Revenues                 2,188,546      7,524,615

Operating Expenses:

  Management Fees - General
    Partner                           71,692         85,339
  General and Administrative:
    Affiliates                        20,323         14,010
    Other                             22,155         67,947
  Depreciation and Amortization      116,015        273,915

    Total Operating Expenses         230,185        441,211

Net Income                      $  1,958,361   $  7,083,404

Allocation of Net Income:
  Limited Partners              $  1,938,777   $  7,012,570
  General Partner                     19,584         70,834

                                $  1,958,361   $  7,083,404

Net Income Per $500 Limited
  Partnership Unit              $      32.31   $     116.88

Number of Limited Partnership
  Units                               60,000         60,000


            The accompanying notes are an integral part
                  of these financial statements.

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF OPERATIONS
                            (Unaudited)

                FOR THE THREE MONTHS ENDED JUNE 30,


                                    1996           1995
Revenues:

  Rental Income                 $     35,448   $    178,831
  Interest Income                     35,262         84,967
  Gain on Sale of Equipment           12,160              0

    Total Revenues                    82,870        263,798

Operating Expenses:

  Management Fees - General
    Partner                           33,055         47,002
  General and Administrative:
    Affiliates                         9,180          6,513
    Other                             13,642         15,578
  Depreciation and Amortization       27,324         96,280
  Loss on Sale of Equipment                0          2,172

    Total Operating Expenses          83,201        167,545

Net Income (Loss)               $       (331)  $     96,253

Allocation of Net Loss:
  Limited Partners              $       (328)  $     95,290
  General Partner                         (3)           963

                                $       (331)  $     96,253

Net Income (Loss) Per $500 Limited
  Partnership Unit              $       (.01)  $       1.59

Number of Limited Partnership
  Units                               60,000         60,000



            The accompanying notes are an integral part
                  of these financial statements.

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                 FOR THE SIX MONTHS ENDED JUNE 30,

                                    1996           1995

Cash Flows from Operating Activities:
  Net Income                    $  1,958,361   $  7,083,404
  Adjustments to Reconcile Net
    Income to Net Cash Provided
    by Operating Activities:
       (Gain) Loss on Sale of
         Equipment                (1,643,776)    (6,381,434)
       Depreciation and
         Amortization                116,015        273,915
       Changes in Operating Assets
         and Liabilities:
       (Increase) Decrease in
         Rent Receivable              30,665         (8,095)
       (Increase) Decrease in
         Prepaid Expenses                  0            133
       Increase (Decrease) in
         Accounts Payable             (1,446)       (87,291)
       Increase (Decrease) in
         Payable to:
         General Partner              (5,594)       (29,441)
       Increase (Decrease) in
         Unearned Revenue            (12,000)      (106,128)
          Net Cash Provided by
            Operating Activities     442,225        745,063

Cash Flows from Investing Activities:
  Proceeds from Sale of Equipment  2,641,533      8,049,029
  Decrease in Net Investment in
    Sales-Type Lease                  31,307         22,202
          Net Cash Provided by
            Investing Activities   2,672,840      8,071,231

Cash Flows from Financing Activities:
  Distributions to Limited
    Partners                      (3,427,800)   (11,829,000)
          Net Cash (Used in)
            Financing Activities  (3,427,800)   (11,829,000)

Increase (Decrease) in Cash         (312,735)    (3,012,706)

Cash and Cash Equivalents at
   Beginning of Period             1,590,103      4,868,272

Cash and Cash Equivalents at
   End of Period                $  1,277,368   $  1,855,566

            The accompanying notes are an integral part
                  of these financial statements.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                           June 30, 1996

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

NOTE 2 - CASH AND CASH EQUIVALENTS

  It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and commercial paper. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $1,277,368 at June 30, 1996, represents cash of $133,865, money market mutual funds of $147,103, and cost plus accreted interest income on commercial paper of $996,400. At June 30, 1996, the estimated market value of the commercial paper was $996,400, resulting in no unrealized gain or loss.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNER AND
AFFILIATES

  The General Partner and its affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the six months ended June 30, 1996:

           Equipment Management Fees              $ 23,812
           Incentive Management Fees                47,880
           General and Administrative Costs         20,323

NOTE 4 - OTHER EVENTS

  As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

             NOTES TO FINANCIAL STATEMENTS (Continued)
                            (Unaudited)

                           June 30, 1996


NOTE 5 - SUBSEQUENT EVENTS

  On July 11, 1996, the Partnership received $90,000 in sale proceeds for equipment with an original cost of $390,867.

  On July 31, 1996, the Partnership paid a distribution to Limited Partners of $510,000 for the quarter ended June 30, 1996.

                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Six Months Ended June 30, 1996, Compared to Six Months Ended
  June 30, 1995

  Rental income decreased from $1,003,843 for the six months ended June 30, 1995, to $477,493 for the six months ended June 30, 1996. The decrease of $526,350 resulted from early termination proceeds providing $463,533 more revenue during the six months ending June 30, 1995, than the six months ending June 30, 1996, and lower lease rates and equipment off lease during 1996 provided $62,800 less in revenue than in 1995. Interest income decreased for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, because the Partnership had less cash available for investment.

  Equipment management fees decreased due to lower rental income.

  Depreciation expense decreased for the six months ended June 30, 1996 versus 1995 because the Partnership had a lower depreciable basis of equipment in 1996.

  During the six months ended June 30, 1996, equipment with an original cost of $8,255,823 was sold for $2,641,533 and provided $1,643,776 of gain. During the six months ended June 30, 1995, equipment with an original cost of $5,814,577 was sold for $8,049,029 and provided $6,381,434 of gain.

  The net effect of the above revenue and expense items resulted in a net income of $1,958,361 for the six months ended June 30, 1996, compared to a net income of $7,083,404 for the six months ended June 30, 1995.

  Three Months Ended June 30, 1996, Compared to Three Months Ended
  June 30, 1995

  Rental income decreased from $178,831 for the three months ended June 30, 1995, to $35,448 for the three months ended June 30, 1996. This decrease resulted primarily because equipment sold subsequent to June 30, 1995, provided no rental income in the three months ended June 30, 1996, as it had in the three months ended June 30, 1995. Interest income decreased for the three months ended June 30, 1996, as compared to the three months ended June 30, 1995, because the Partnership had less cash available for investment.

  Equipment management fees decreased due to lower rental income.

  Depreciation expense decreased for the three months ended June 30, 1996 versus 1995 because the Partnership had a lower depreciable basis of equipment in 1996.
                CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                 A CALIFORNIA LIMITED PARTNERSHIP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

  Results of Operations (Continued)

  Three Months Ended June 30, 1996, Compared to Three Months Ended
  June 30, 1995

  The net effect of the above revenue and expense items resulted in a net loss of $331 for the three months ended June 30, 1996, compared to a net income of $96,253 for the three months ended June 30, 1995.


  Liquidity and Capital Resources

  The primary sources of funds for the six months ended June 30, 1996, were leasing revenues and sales proceeds, which were used to pay operating expenses and make cash distributions. As of June 30, 1996, the Partnership owned capital equipment with an original cost of $1,820,230. The equipment portfolio was comprised of leases classified as full-payout and sales-type leases.

  Actual cash distributions for the six month periods ended June 30, 1996 and 1995, were $3,427,800 and $11,829,000, respectively.

  The Partnership anticipates that Cash and Cash Equivalents as of June 30, 1996, and funds from operations will be adequate to cover all 1996 operating contingencies.

  As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.

PART II - Other Information

  Item 6.  Exhibits and Reports on Form 8-K

  a)  Exhibits - none.
  b)  Reports on Form 8-K -

      Sale of One Aircraft               Date filed:  May 28, 1996
                            SIGNATURES

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

                                CIS Capital Equipment Fund, Ltd. 2,
                                  a California Limited Partnership

                                RJ Leasing, Inc.
                                  A General Partner of
                                  CIS Investors Partnership,
                                  the General Partner



Date: August 14, 1996       By: /s/J. Davenport Mosby, III
                                J. Davenport Mosby, III
                                Vice President



Date: August 14, 1996       By: /s/Christa Kleinrichert
                                Christa Kleinrichert
                                Secretary and Treasurer