Form 10-Q
period 1996-09-30
CIS CAPITAL EQUIPMENT FUND LTD 2
filed 1996-11-20
CIK 807060

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC 20549-1004

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended               September 30, 1996

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


                  YES     X        NO


                                             Number of Units at
    Title of Each Class                      September 30, 1996

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

 Item 1.  Financial Statements

               CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                A CALIFORNIA LIMITED PARTNERSHIP

                         BALANCE SHEETS

                                    September 30,  December 31,
                                        1996           1995
                                    ------------   ------------
    ASSETS                          (Unaudited)     (Audited)

Leased Equipment, at Cost           $  1,020,671   $  9,667,362
 Less:  Accumulated
        Depreciation                    (964,043)    (8,391,461)
                                    ------------   ------------
                                          56,628      1,275,901

Equipment Held for Sale                   31,664         31,664
Net Investment in Sales-Type Lease        99,664        148,761
Rent Receivable                           20,237         50,902
Deferred Debt Cost (Net of
 Accumulated Amortization of
 $34,777 and $34,777,
 Respectively)                                 0              0
Cash and Cash Equivalents                890,652      1,590,103
                                    ------------   ------------
    Total Assets                    $  1,098,845   $  3,097,331
                                    ============   ============
    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Accounts Payable                   $        838   $      1,623
 Payable to General Partner                  676          8,825
 Unearned Revenue                              0         12,000
                                    ------------   ------------
    Total Liabilities                      1,514         22,448
                                    ------------   ------------
Partners' Equity:
 Limited Partners (60,000 units
  outstanding at September 30, 1996,
  and December 31, 1995)                 979,339      2,976,494
 General Partner                         117,992         98,389
                                    ------------   ------------
    Total Partners' Equity             1,097,331      3,074,883
                                    ------------   ------------
    Total Liabilities and
     Partners' Equity               $  1,098,845   $  3,097,331
                                    ============   ============

           The accompanying notes are an integral part
                 of these financial statements.
               CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30,


                                         1996          1995
                                    ------------   ------------
Revenues:

 Rental Income                      $    502,218   $  1,176,238
 Interest Income                          89,245        178,361
 Gain on Sale of Equipment             1,654,625      6,376,380

 Other Income                                  0         26,835
                                    ------------   ------------
    Total Revenues                     2,246,088      7,757,814
                                    ------------   ------------
Operating Expenses:

 Management Fees - General
  Partner                                 90,433        110,184
 General and Administrative:
  Affiliates                              28,616         22,674
  Other                                   30,725         77,779
 Depreciation and Amortization           136,066        370,196
                                    ------------   ------------
    Total Operating Expenses             285,840        580,833
                                    ------------   ------------
Net Income                          $  1,960,248   $  7,176,981
                                    ============   ============
Allocation of Net Income:
 Limited Partners                   $  1,940,646   $  7,105,211
 General Partner                          19,602         71,770
                                    ------------   ------------
                                    $  1,960,248   $  7,176,981
                                    ============   ============
Net Income Per $500 Limited
 Partnership Unit                   $      32.34   $     118.42
                                    ============   ============
Number of Limited Partnership
 Units                                    60,000         60,000
                                    ============   ============

           The accompanying notes are an integral part
                 of these financial statements.
               CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                A CALIFORNIA LIMITED PARTNERSHIP

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

            FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                        1996           1995
                                    ------------   ------------
Revenues:

 Rental Income                      $     24,725   $    172,395
 Interest Income                          21,968         39,023
 Gain on Sale of Equipment                10,849              0
 Other Income                                  0         26,835
                                    ------------   ------------
    Total Revenues                        57,542        238,253
                                    ------------   ------------
Operating Expenses:

 Management Fees - General
   Partner                                18,741         24,845
 General and Administrative:
  Affiliates                               8,293          8,664
  Others                                   8,570          9,832
 Depreciation and Amortization            20,051         96,281
 Loss on Sale of Equipment                     0          5,054
                                    ------------   ------------
    Total Operating Expenses              55,655        144,676
                                    ------------   ------------
Net Income                          $      1,887   $     93,577
                                    ============   ============
Allocation of Net Income:
 Limited Partners                   $      1,868   $     92,641
 General Partner                              19            936
                                    ------------   ------------
                                    $      1,887   $     93,577
                                    ============   ============
Net Income Per $500 Limited
 Partnership Unit                   $        .03   $       1.54
                                    ============   ============
Number of Limited Partnership
 Units                                    60,000         60,000
                                    ============   ============

           The accompanying notes are an integral part
                 of these financial statements.
               CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                A CALIFORNIA LIMITED PARTNERSHIP

                     STATEMENT OF CASH FLOWS
                           (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                         1996          1995
                                    ------------   ------------
Cash Flows from Operating Activities:
 Net Income                         $  1,960,248   $  7,176,981
 Adjustments to Reconcile Net
  Income to Net Cash Provided
  by Operating Activities:
     (Gain) Loss on Sale of
       Equipment                      (1,654,625)    (6,376,380)
     Depreciation and
       Amortization                      136,066        370,196
     Changes in Operating Assets
       and Liabilities:
     (Increase) Decrease in
       Rent Receivable                    30,665         25,603
     (Increase) Decrease in
       Prepaid Expenses                        0            307
     Increase (Decrease) in
       Accounts Payable                     (785)       (87,388)
     Increase (Decrease) in
       Payable to:
       General Partner                    (8,149)       (38,019)
     Increase (Decrease) in
       Unearned Revenue                  (12,000)       (33,881)
                                    ------------   ------------
        Net Cash Provided by
          Operating Activities           451,420      1,037,419
                                    ------------   ------------
Cash Flows from Investing Activities:
 Proceeds from Sale of Equipment       2,737,832      8,043,977
 (Increase) Decrease in
  Net Investment in
  Sales-Type Lease                        49,097        (25,428)
                                    ------------   ------------

        Net Cash Provided by
          Investing Activities         2,786,929      8,018,549
                                    ------------   ------------
Cash Flows from Financing Activities:
 Distributions to Limited
  Partners                            (3,937,800)   (12,166,800)
                                    ------------   ------------
        Net Cash (Used in)
          Financing Activities        (3,937,800)   (12,166,800)
                                    ------------   ------------

Increase (Decrease) in Cash             (699,451)    (3,110,832)

Cash and Cash Equivalents at
 Beginning of Period                   1,590,103      4,868,272
                                    ------------   ------------
Cash and Cash Equivalents at
 End of Period                      $    890,652   $  1,757,440
                                    ============   ============
           The accompanying notes are an integral part
                 of these financial statements.
               CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                A CALIFORNIA LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

                       September 30, 1996

NOTE 1 - BASIS OF PREPARATION

    The unaudited financial statements for CIS Capital Equipment Fund, Ltd. 2, (the "Partnership") presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the period may not be indicative of the results to be expected for the year.

NOTE 2 - CASH AND CASH EQUIVALENTS

    It is the Partnership's policy to include short-term investments with an original maturity of three months or less in Cash and Cash Equivalents. These short-term investments are comprised of money market mutual funds and a repurchase agreement. All of the Partnership's securities included in Cash and Cash Equivalents are considered held-to-maturity. The balance of $890,652 at September 30, 1996, represents cash of $12,328, money market mutual funds of $128,324, and a repurchase agreement of $750,000. At September 30, 1996, the estimated market value of the repurchase agreement was $750,000, resulting in no unrealized gain or loss.

NOTE 3 - COMPENSATION AND REIMBURSEMENTS TO GENERAL PARTNER AND
AFFILIATES

    The General Partner and its affiliates are entitled to the following types of compensation and reimbursements for costs and expenses incurred for the Partnership for the nine months ended
September 30, 1996:

          Equipment Management Fees                 $    25,663
          Incentive Management Fees                      64,770
          General and Administrative Costs               28,616

NOTE 4 - OTHER EVENTS

    As all of the Partnership's leases expire during 1996 and 1997, the Partnership is winding down its operations.

NOTE 5 - SUBSEQUENT EVENTS

    On October 31, 1996, the Partnership paid a distribution to Limited Partners of $684,000 for the quarter ended September 30, 1996.
               CIS CAPITAL EQUIPMENT FUND, LTD. 2,
                A CALIFORNIA LIMITED PARTNERSHIP

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

    Results of Operations

    Nine Months Ended September 30, 1996, Compared to Nine
    Months Ended September 30, 1995

    Rental income decreased from $1,176,238 for the nine months ended September 30, 1995, to $502,218 for the nine months ended September 30, 1996. This decrease occurred because equipment sold subsequent to September 30, 1995, provided less rental income in the nine months ended September 30, 1996, than it had in the nine months ended September 30, 1995, and equipment re-leased during the intervening period provided less rental income in the current period than in last year's comparative period. Interest income decreased for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, because the Partnership had less cash available for investment.

    Equipment management fees decreased due to lower rental income. Depreciation expense decreased for the nine months ended
September 30, 1996 versus 1995 because the Partnership had a lower depreciable basis of equipment in 1996.

    During the nine months ended September 30, 1996, equipment with an original cost of $8,646,690 was sold for $2,737,832 and provided $1,654,625 of gain. During the nine months ended
September 30, 1995, equipment with an original cost of $5,814,577 was sold for $8,043,977 and provided $6,376,380 of gain.

    The net effect of the above revenue and expense items resulted in net income of $1,960,248 for the nine months ended
September 30, 1996, compared to net income of $7,176,981 for the nine months ended September 30, 1995.

    Three Months Ended September 30, 1996, Compared to Three
    Months Ended September 30, 1995

    Rental income decreased from $172,395 for the three months ended September 30, 1995, to $24,725 for the three months ended September 30, 1996. This decrease occurred because equipment sold subsequent to September 30, 1995, provided no rental income in the three months ended September 30, 1996, as it had in the three months ended September 30, 1995, and equipment re-leased during the intervening period provided less rental income in the current period than in last year's comparative period. Interest income decreased for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995, because the Partnership had less cash available for investment.
    Equipment management fees decreased due to lower rental income. Depreciation expense decreased for the three months ended September 30, 1996, versus 1995, because the Partnership had a lower depreciable basis of equipment in 1996.

    The net effect of the above revenue and expense items resulted in net income of $1,887 for the three months ended
September 30, 1996, compared to net income of $93,577 for the three months ended September 30, 1995.


    Liquidity and Capital Resources

    The primary sources of funds for the nine months ended September 30, 1996, were leasing revenues and sales proceeds, which were used to pay operating expenses and make cash distributions. As of September 30, 1996, the Partnership owned equipment with an original cost of $1,429,362. The equipment portfolio was comprised of leases classified as full-payout and sales-type leases.

    Actual cash distributions for the nine month periods ended
September 30, 1996 and 1995, were $3,937,800 and $12,166,800, respectively.

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

                            CIS Capital Equipment Fund, Ltd. 2,
                              a California Limited Partnership

                            RJ Leasing, Inc.
                              A General Partner of
                              CIS Investors Partnership,
                              the General Partner



Date:                By:
                            -----------------------------
                            J. Davenport Mosby, III
                            President



Date:                By:
                            -----------------------------
                            Christa Kleinrichert
                            Secretary and Treasurer